Form 10-K
period 1996-03-31
FORTE SOFTWARE INC \DE\
filed 1996-06-27
CIK 1006370

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           [FEE REQUIRED]

                           For the fiscal year ended March 31, 1996
                                              OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934 [NO FEE REQUIRED]
                            For the transition period from       to

                        Commission file number: 0-27838
                              Forte Software, Inc.
             (Exact name of registrant as specified in its charter)

          DELAWARE               94-3131872
(State or other jurisdiction  (I.R.S. Employer
             of
      incorporation or         identification
       organization)                No.)

                1800 Harrison Street, Oakland, California 94612
             (Address of principal executive offices and Zip Code)

       Registrant's telephone number, including area code: (510) 869-3400

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/
NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on May 31, 1996 as reported on the Nasdaq National Market, was approximately $654,476,011. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 31, 1996, Registrant had outstanding 18,338,231 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 14, 1996 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              FORTE SOFTWARE, INC.
                          1996 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

PART I
  Item 1.  Business....................................................................      2
  Item 2.  Properties..................................................................     25
  Item 3.  Legal Proceedings...........................................................     25
  Item 4.  Submission of Matters to a Vote of Security Holders.........................     25
PART II
  Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.......     26
  Item 6.  Selected Financial Data.....................................................     27
  Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations.................................................................     28
  Item 8.  Financial Statements and Supplementary Data.................................     35
  Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial
            Disclosure.................................................................     35
PART III
 Item 10.  Directors and Executive Officers of Registrant..............................     36
 Item 11.  Executive Compensation......................................................     36
 Item 12.  Security Ownership of Certain Beneficial Owners and Management..............     36
 Item 13.  Certain Relationships and Related Transactions..............................     36
PART IV.
 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.............     37
           Signatures..................................................................     39

                                     PART I

    THIS  ANNUAL  REPORT  ON  FORM 10-K  INCLUDES  A  NUMBER  OF FORWARD-LOOKING
STATEMENTS WHICH REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN "BUSINESS RISKS" BELOW, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED.

                               ITEM 1.  BUSINESS

INTRODUCTION

    Forte Software, Inc. (the "Company") designs, develops, markets and supports Forte, a software application development, deployment and management environment for high-end client/server applications. Forte was designed to enable organizations to create applications with powerful functionality that support up to hundreds or thousands of concurrent users with high levels of reliability, performance and manageability. Forte reduces complexity for developers by providing automatic application partitioning, object-oriented development and independence from specific hardware platforms, operating systems and databases. Forte's multi-tier client/server architecture increases developer productivity, business flexibility and the efficient use of computing resources. Forte allows organizations to use information technology more strategically and improve their ability to compete in today's business environment.

    Forte is marketed and sold through the Company's direct sales force, distributors and value added resellers in North America, Europe, Asia, Australia and South America. Forte has been adopted by customers in a wide variety of industries, including banking, consumer/retail, education, energy, finance, healthcare/pharmaceuticals, insurance, manufacturing, media, technology and telecommunications. As of March 31, 1996, over 130 end-user customers have licensed Forte, including Andersen Windows, AT&T Universal Card Services, Bank of America, British Telecom, Corning, Du Pont, EDS, Eli Lilly, Hewlett-Packard Company, Kawasaki Steel, Merrill Lynch Canada, Montreal Exchange, Pacific Bell Information Services, Paging Network, Philip Morris, Reuters, World Bank and Xerox.

INDUSTRY BACKGROUND

BUSINESS NEED FOR MORE POWERFUL APPLICATIONS

    In today's increasingly competitive global markets, businesses must rapidly and continuously improve their operations. The strategic use of information technology ("IT") is often critical to making such improvements. Information systems that automate simple tasks are no longer sufficient, as business entities are demanding applications with increased levels of functionality. For example, to gain competitive advantage, a catalog telesales organization may require an application that enables a customer sales representative to check inventory status, perform a credit check, schedule delivery of a product, and provide customer-specific recommendations, all while the customer is on the telephone. When one company begins to offer this level of service, competitors may be compelled to provide similar capabilities or risk losing market share.

    The growing demand for more powerful computer applications presents a major challenge to corporate IT organizations. These organizations have historically not been able to keep up with the demand for computer applications, and now they are being asked to build applications that are both more powerful and easy to adapt to rapidly changing business requirements. To meet these challenges, new application development techniques and technologies are required.

EMERGENCE OF CLIENT/SERVER COMPUTING

    At the same time that the demand for more powerful applications is growing, a paradigm shift in computing architectures is occurring. Many organizations are shifting from mainframe or other host-based environments to the client/server model of computing. Traditionally, most organizations have processed their high-end business critical applications in mainframe or other host-based computing environments. These environments offer high levels of reliability, centralized management and control, and scaleability for large numbers of concurrent users running transaction-intensive applications. However, mainframe and other host-based systems are inflexible, require lengthy development and maintenance cycles, and are closely linked with rigid, character-based user interfaces. Partially as a result of these limitations, new application development is shifting to client/server environments.

    Adoption of the client/server model of computing has been driven by the proliferation of inexpensive PCs, the growth of the relational database management system ("RDBMS") market and the demand by end users for more responsive information systems with access to enterprise-wide data and applications. The PC, as the client, provides an easy-to-use interface, and the RDBMS, as a database server, provides simple and flexible information storage. To enable the development of applications that take advantage of these capabilities, client/server development tools such as PowerBuilder from
Powersoft have  been  used  to  create the  first  generation  of  client/server applications. These tools implement a "two-tier" architecture where the application runs entirely on the client PC and accesses RDBMS data stored on a server. The key benefit of this simple architecture is that user friendly applications can be developed and deployed very quickly. Many large organizations have successfully used these tools to build tactical applications with relatively simple functionality, typically for a small number of concurrent users. Today, organizations want to combine the usability and flexibility of the client/server model with the robustness of the mainframe model to create a new generation of high-end client/server applications.

CHALLENGES OF IMPLEMENTING HIGH-END CLIENT/SERVER APPLICATIONS

    Many organizations that have attempted to build high-end client/server applications have concluded that first generation client/server tools do not provide sufficient performance and manageability for business critical applications with large numbers of concurrent users or high transaction volumes. Performance and manageability are limited because all the application logic resides on the client. Performance is compromised because this architecture requires large amounts of data to be sent over the network from the server to the client for such business needs as investment portfolio analysis or complex order processing. This might be acceptable for a small number of concurrent users, but as more users are added, network traffic quickly becomes a bottleneck. A more efficient approach would be to perform the analysis on the server where the data is located so that only the results of the analysis would be sent over the network. Manageability is limited because application updates need to be deployed on each client PC rather than on a single server. The need to update each PC creates a large logistical problem for IT organizations and increases the risk of compromising system integrity if one or more clients are not updated correctly.

    To overcome these and other limitations of first generation tools, many organizations are seeking to augment these tools with complex server programming in C or C++ and stored procedures in relational databases, along with the integration of transaction processing monitors or other "middleware" to connect the clients and servers. Such an approach, however, introduces substantial complexity and requires technical expertise in a myriad of hardware, software, database, networking and other technologies. This extensive expertise is often beyond the capabilities of in-house IT organizations. Even where such expertise does exist, or where it can be obtained through a system integrator, the cost and effort of building and maintaining client/server applications with several different tools is often prohibitive.

MARKET OPPORTUNITY

    The Company believes that the availability of a high-end client/server application development, deployment and management environment is required for the widespread adoption of the client/ server computing model for high-end applications. To be successful, such an environment must:

    - Reduce complexity -- Allow programmers to focus on the business rules rather than the complex technical details involved in building and maintaining high-end client/server applications.

    - Enable advanced applications -- Enable programmers to rapidly create and easily modify applications with more powerful functionality to meet more demanding business requirements.

    - Provide high-end application support -- Enable high levels of reliability, performance and manageability for deployed applications.

    An application environment that addresses these requirements will enable businesses to more effectively address the challenges and rapidly changing requirements of today's competitive environment.

THE FORTE SOLUTION

    The Company was founded with the belief that the implementation of high-end client/server applications requires dramatically different approaches from those offered by previously available technologies. As a result, the Company designed and developed Forte, a client/server application development, deployment and management environment that enables organizations to effectively create high-end client/server applications. Applications built with Forte can provide new and advanced functionality to enable a more competitive use of information technology, can be easily modified as business requirements or the technical infrastructure evolve, and can provide the high levels of reliability, performance and manageability required for high-end applications. Forte offers the following features and benefits:

    REDUCED COMPLEXITY

        APPLICATION PARTITIONING. With Forte, programmers develop an application as if it were to run on a single system even though it may be deployed on multiple hardware platforms, operating systems, RDBMSs and networks. Following development, Forte automatically PARTITIONS, or splits apart, the application, placing the appropriate application logic on the appropriate system. For example, logic related to the user interface will be placed on the desktop and logic that manipulates RDBMS data will be placed on the server where the data resides. When Forte partitions the application, it automatically sets up the communications among the various components. By using application partitioning to automate the distribution of application logic, Forte significantly reduces the complexity of creating high-end client/server applications.

        By correctly partitioning an application, Forte can substantially reduce network traffic, enabling applications to run faster and scale better. Partitioning also improves the management of applications because business rules can be enforced centrally on a server rather than on each user's desktop computer. This allows organizations to update business rules in one place, simplifying change management and assuring consistency.

        TECHNOLOGY INDEPENDENCE. Forte allows organizations to develop applications that are independent of specific hardware, software, networking and other system components. Decisions regarding the selection of such components do not have to be finalized until deployment. Technology independence also allows customers to add or replace hardware or software to take advantage of emerging technologies without having to rewrite their applications. To enable these capabilities, Forte supports popular hardware platforms, operating systems, RDBMSs, networking equipment and other connectivity software.

        OBJECT-ORIENTED DEVELOPMENT. Forte's fully object-oriented development environment makes it easier to model the business, simplifies ongoing application  maintenance  and  allows  organizations  to  reuse  application functions. With Forte, developers build high-level objects, commonly referred to as application services, that represent business processes such as a credit check function. This close mapping between the business and the application architecture enables IT personnel to more easily design, maintain and reuse application services. This also enables IT professionals to more effectively communicate with end-users regarding their requirements, resulting in more successful implementations. Forte's object-oriented development language is easy for developers to learn and use, even to perform complex functions. This allows programmers to focus on the business logic rather than complex technical details.

    ADVANCED APPLICATIONS

        MULTI-TIER CLIENT/SERVER ARCHITECTURE. Forte enables advanced applications to be built as a set of components. Small development teams can be assigned to develop each component, and the Forte environment will assure that the components work together in a multi-tier architecture. Client components request actions from application services that, in turn, access one or more data sources. Shared application services are installed on one or more servers so they can be accessed simultaneously by multiple users. Once a shared service is developed and deployed, it can be reused in different applications. For example, a customer information service that provides customer account and historical purchasing information can be used simultaneously by an order entry application, a customer service application and a scheduling application. Shared application services enhance developer productivity through reuse, ease of maintenance provided by the modular architecture and increased consistency created by providing the same view of the business to multiple applications.

        BUSINESS EVENT NOTIFICATION. Forte incorporates an event model by which any component of an application can notify any other component of significant business occurrences that might call for immediate action by users and/or application services. For example, in a customer support application, a service representative may ask to be notified if a priority call from an important customer arrives. In manufacturing, if a machine fails, a Forte application can be programmed to automatically adjust shipping schedules and redeploy repair personnel. By immediately and automatically responding to important events, businesses can rapidly resolve problems or take advantage of new opportunities.

    HIGH-END APPLICATION SUPPORT

        PERFORMANCE. Forte achieves high levels of performance for large numbers of concurrent users. In addition to application partitioning, which reduces network traffic, Forte employs various other techniques to improve performance, such as multi-threading server requests to increase server throughput, compiling code to improve server response time, caching system information to reduce network traffic and replicating application services to handle a greater load.

        RELIABILITY. Forte employs a number of technologies to provide high levels of reliability and eliminate single points of failure. For example, if a server or network fails, backup servers can be specified to automatically assume the workload. In addition, Forte incorporates transaction support to provide application consistency in case a transaction is aborted.

        MANAGEABILITY. Forte incorporates many management capabilities for the deployment of high-end applications. Forte provides a performance monitor to report on key performance statistics, a configuration manager to insure that all the distributed components of an application are at a compatible level, an environment console to manage the environment and an interface to third-party systems management tools such as the Tivoli Management
    Environment. These management capabilities are critical to the successful implementation of high-end client/server applications.

STRATEGY

    The Company's objective is to establish Forte as the standard environment for the development, deployment and management of high-end client/server applications. The Company's strategy incorporates the following key elements:

        TARGET HIGH-END CLIENT/SERVER APPLICATIONS IN A BROAD RANGE OF INDUSTRIES. The Company has designed Forte to satisfy the high-end, client/server application requirements of businesses in a wide variety of industries. Forte enables client/server applications to be implemented with high levels of reliability, performance and manageability. The Company intends to leverage its experience and continue to target product development, sales and marketing activities to expand the market acceptance of Forte.

        EXTEND TECHNOLOGICAL LEADERSHIP. The Company has developed a number of advanced technologies optimized for the particular requirements of high-end client/server applications. The Company is a leader in the use of application partitioning and shared application services for multi-tier, high-end client/server applications. The Company has made extensive use of object-oriented technology in the development of its products. In April 1996, the Company announced Forte Web SDK, which enables Web access to the Forte environment. The Company intends to continue to commit substantial resources to maintain and extend its technology leadership.

        PROMOTE SUCCESSFUL CUSTOMER IMPLEMENTATION. The Company's success is dependent upon its customers' successful implementation of high-end applications using Forte. As a result, the Company actively participates in the customer's development and deployment efforts. The Company assigns an account management team (consisting of a sales representative, a technical support representative, a customer support representative and a consultant), provides extensive introductory and advanced training courses, offers advanced consulting services and provides extensive post-sale support.

        EXPAND GLOBAL SALES CAPABILITIES. The Company intends to expand its global sales capabilities by increasing the size of its direct sales organization in major markets and continuing to leverage distributors in other selected markets. In particular, the Company plans to expand its direct and indirect sales and marketing activities in Europe, Asia and Latin America. The Company has operations in the United Kingdom, France, Australia and Germany and has recently introduced localized versions of its Forte software for the Japanese market.

        LEVERAGE THIRD-PARTY RELATIONSHIPS. The Company seeks to promote the widespread adoption of Forte through the establishment of close relationships with development partners, system integrators and value added resellers. These partners often assist Forte's customers in implementing high-end, client/server applications. To date, the Company has established many relationships with such third parties and intends to establish additional relationships.

PRODUCTS

    Forte is an advanced application environment for the development, deployment and management of high-end client/server applications. Forte includes tools for developing applications that are independent of any vendor-specific deployment environment, generating systems for specific hardware platforms and supporting distributed deployments.

    With Forte, developers use the Application Definition Facility to define the application's functionality, after which Forte automatically generates the application using the System Generation Facility and deploys it using the Distributed Execution Facility.

    APPLICATION DEFINITION FACILITY. For development, Forte provides an integrated set of object-oriented software tools including a graphical user interface ("GUI") designer, an object-oriented fourth generation language ("4GL"), a comprehensive set of class libraries and a repository to support team development. Forte provides tight integration between application logic and the leading relational database management systems. Forte also provides interfaces with external systems such as legacy applications and electronic data feeds.

    SYSTEM GENERATION FACILITY. For system generation, Forte partitions the application into a specific deployment environment. To facilitate this process, Forte provides a tool for defining the hardware in the environment. For each hardware system, the tool records its operating system, whether or not it has a user interface, what networks are available, what RDBMS, if any, is available and whether or not the system supports an interface to an external resource manager such as a bar code scanner. Using this environment information, Forte automatically maps the application to a specific set of hardware platforms, automatically deploys the code to these platforms and establishes efficient communications among the Forte components.

    DISTRIBUTED EXECUTION FACILITY. For deployment, Forte supports a robust distributed execution environment. This includes a communications infrastructure for delivering large numbers of messages and event notifications as well as strategies for optimizing reliability and performance such as fail-over, load balancing, and parallel processing. Forte also includes tools for managing the deployed application. From an application management console, a systems administrator can monitor message and event traffic entering and leaving each Forte component, start and stop Forte components running on remote machines, monitor the application components running on various machines, monitor the utilization of various machine resources and perform other management functions.

    Forte supports Windows, Windows NT, Macintosh and Motif desktops for both development and deployment, while masking the differences and preserving the native look and feel of each one. Forte supports the leading open systems server platforms including Data General AViiON, Digital Alpha Open VMS and UNIX, Digital VAX Open VMS, HP 9000, IBM RS/6000, Sequent Symmetry, Sun SPARC, and Windows NT. Forte also supports the leading RDBMSs including DB2/6000, Informix, Microsoft SQL Server, Oracle, Rdb and Sybase as well as the Microsoft ODBC interface.

    In March 1996, the Company began shipping Forte Express, an optional application generator designed for use with Forte. Forte Express can significantly reduce development time by automatically generating a three-tier application. Express developers use simple models and a drag-and-drop development style to create: client user interface components that are portable across multiple platforms; a framework for implementing business policies as shared Forte Forte services; and database access. The default user interface window definitions generated by Forte Express include window layouts, menus and buttons and can be later modified in Forte. Any customizations are preserved if the application is later modified in Forte Express.

    In March 1996, the Company began beta testing a new product, the Forte Web SDK, which enables Web access to the Forte environment. The Forte Web SDK will enable Netscape's Navigator and other Web browsers to function as Forte clients with full access to the Forte environment, which is designed to support up to thousands of concurrent users with high levels of reliability and manageability. The combination of Forte and the Web will provide organizations with the facilities they need to rapidly deploy Web-accessible, business-critical applications, such as order processing, without duplicating existing systems.

    The Company licenses its software for both development and deployment. Development license fees are based upon the number of developers and the complexity of the development environment. Deployment licenses are based upon the number of concurrent users and the number of servers that will be running Forte components. A core system, with a U.S. list price of $75,000, includes five developer licenses, ten concurrent user licenses, and support for a single GUI, server and RDBMS. A typical initial direct sale to an end-user customer ranges from $150,000 to $250,000. This includes development and initial deployment licenses, maintenance, training and consulting services. With each sale, the Company typically provides a 30-day warranty that the product complies with the Company's published documentation.

TECHNOLOGY

APPLICATION PARTITIONING

    In order to partition an application, Forte analyzes the application definition that is stored in the development repository and maps it into a specific target deployment environment using a description of each machine that is also stored in the repository. The partitioning process involves splitting apart the application and targeting the presentation components for the available clients and shared business logic for the available servers. Application components that access an external resource, such as an RDBMS, are placed on the machine where the external resource resides. The partitioning process also involves converting the environment-neutral definition of each component into an environment-specific implementation. This produces GUI screens for each client machine by using that client's native toolkit and converts RDBMS-neutral database access commands into efficient instructions for accessing a specific target RDBMS. Once a partitioning scheme is selected, Forte moves the application components from the repository to the appropriate machines in the environment. This distribution of application code is done at the 4GL level (often called dynamic partitioning), allowing developers to easily test the application after it has been partitioned, while still providing the option to subsequently generate C++ code that can be compiled into machine code (often called static partitioning) for optimizing deployment performance. Forte also enables developers to easily modify the default partitioning scheme using simple drag-and-drop commands on a map that displays the objects comprising each partition and the location of each partition.

SHARED APPLICATION SERVICES

    Two enabling technologies permit a single copy of an application service to be simultaneously accessible by multiple clients in a multi-tier application architecture. First, Forte multi-threads connections by multiple users, queues requests and efficiently manages the processing of the queue. Second, Forte provides concurrency control to keep users from interfering with each other's work. For example, a credit check service supporting 500 telesales representatives may provide modem access to a credit bureau via 20 dial-out lines. At any time, 20 users can get access to a modem and the service will queue any additional service requests, connecting each one when a line becomes free. In addition, Forte assists with managing the shared application services by providing configuration management, system monitoring and operational controls.

BUSINESS EVENT NOTIFICATION

    Forte uses asynchronous events to notify an application component of significant business occurrences that might call for immediate action by users and/or application services. Forte supports a publish-and-subscribe event model. When a Forte application component is interested in a particular event, it registers its interest with a simple statement. When the event occurs, Forte automatically sends a notification of the event to all components that have registered an interest in that event. This event model obviates the need for polling and, in contrast to the broadcast event model, it only sends the event notification to those components that are interested in processing the event, thereby reducing network traffic. Forte's asynchronous communication support includes a multi-threading model to enable Forte application components to process the arrival of an event even if it is processing another application task at the time. These capabilities apply to events that flow from clients to servers, from servers to servers, and from servers to clients.

INTEGRATION

    For desktop integration, Forte users can leverage work in other personal productivity applications by using Microsoft OLE or Apple Events to both import and export information. For example, users can enter data in a Forte application and have it automatically update a spreadsheet. Forte offers integration options via DCE or CORBA whereby external clients and servers can interoperate with Forte services. Forte can both call external programs and be called by external programs. Forte also provides several options for integrating with mainframes using third-party tools. In addition to these automated interfaces, Forte facilitates external integration through a general purpose wrappering facility. This can be used to encapsulate an external service, such as a real-time data feed or an existing application, and treat it as a Forte component. These capabilities allow organizations to assemble new applications from existing Forte and non-Forte components, thereby leveraging other IT investments.

REPLICATION

    For increased reliability and performance, Forte can replicate application services onto multiple servers and use them for either fail-over or load-balancing. In fail-over mode, Forte will automatically redirect requests to the backup server whenever the primary application service is unavailable. In load-balancing mode, Forte can allocate service requests across multiple copies of an application service as a way to increase scaleability. For example, an application service may calculate pricing for various customer product configurations. As usage grows, Forte can place replicated copies of the pricing service on different servers and rotate requests among them. Forte can deploy replicated copies on different hardware platforms and operating systems.

SUPPORT FOR TRANSACTIONS

    Forte incorporates transaction support within the application. This can be used to automate the synchronization of the client component, the application service components and the data management component of an application. For example, a user may traverse a series of screens in the process of defining updates to an RDBMS. If the transaction aborts, Forte will reset the user's screen and the application variables stored in a shared service, while instructing the RDBMS to restore the data. By automating transaction consistency across all components of a multi-tier application, Forte simplifies the work of developers and provides for greater reliability of the application.

RAPID APPLICATION DEVELOPMENT AND OPTIONAL CODE GENERATION

    By separating the development process from deployment, Forte can support both rapid application development ("RAD") via an interpretive development environment and optimal deployment performance via the generation of C++ code, which is compiled into machine code. During development, Forte supports an interpretive environment in which the Forte 4GL source code is compiled into an intermediate pseudo-code that runs with the Forte interpreter. This approach is similar to most RAD tools that allow developers to rapidly test and view code without having to go through a lengthy compile and link cycle. When Forte partitions the application, it partitions at the pseudo-code level, thereby allowing the developer to test the distributed application quickly. If the application needs to be repartitioned frequently, it can be deployed using the pseudo-code. For deployments that call for maximum runtime performance, Forte generates C++ code that is subsequently compiled using the native C++ compiler on each target computer. This option is available on a partition by partition basis.

CUSTOMERS AND MARKETS
    As of March 31, 1996, the Company had licensed Forte to over 130 end-user customers worldwide. The Company's target end-user customers include organizations that utilize sophisticated, high-end information systems with numerous users and diverse, heterogeneous operating systems and databases. No customer accounted for more than ten percent of the Company's total revenues for the fiscal year ended March 31, 1995 or 1996. The Company believes that the following is a representative list of the Company's end-user customers with active licenses or contracts as of March 31, 1996.

BANKING
Bank of America NT & SA
Bank of Morocco*
Citicorp
Credit Lyonnais
Generale Bank*
Long-Term Credit Bank of
 Japan, Ltd.*
World Bank*

CONSUMER/RETAIL
Bass Taverns
Charles Veillon*
Longs Drug Stores
Philip Morris

EDUCATION
Hong Kong University*
University of Canterbury*
University of Iowa*
University of Otago*

ENERGY
Coal Services Corporation
L'Energie De L'Ouest-Suisse*
Hydro Electric Commission
 Australia*
Hyundai Petro Chemical Co.,
 Ltd.
Osaka Gas*
Sevillana De Electricidad*
TransCanada Pipelines
 Limited
Wisconsin Electric Power
 Company

FINANCE
AT&T Universal Card Services
Board of Trade Clearing
 Corporation
Deutsche Financial Services
Matif
Merrill Lynch Canada, Inc.
Montgomery Securities
Montreal Exchange
Nikko Securities*
Piper Jaffray Companies
Transamerica Leasing Inc.

HEALTHCARE/PHARMACEUTICALS
Abbott Laboratories*
Amgen, Inc.
Baxter Healthcare
Eli Lilly and Company
Massachusetts General
 Hospital

INSURANCE
Equitable Life Insurance*
NAC Re Corp.
Nationwide Mutual Insurance
 Company

MANUFACTURING
Andersen Windows
A.O. Smith Corporation
British Steel Engineering Steel
 Ltd.
Corning Inc.*
E.I. du Pont de Nemours and
 Company*
Kawasaki Steel*
Metronic, Inc.
Mitsubishi Electric
 Corporation*
Steelcase, Inc.
Taiyo Kogyo*

MEDIA
Home Box Office
Reuters Information
 Technology, Inc.
Telecommunications, Inc.
Tele-TV Systems, L.P.

TECHNOLOGY
Apple Computer, Inc.
Data General Corporation
EDS
Hewlett-Packard Company
Hitachi*
NEC Electronics
Silicon Systems, Inc.
Toshiba*
Western Digital Corporation
Xerox Corporation

TELECOMMUNICATIONS
Bellcore
British Telecom*
Hong Kong Telephone*
International Teleconferencing
KDD*
LCI International
 Management Services, Inc.
LDDS Worldcom, Inc.
Mobile Telecommunications
 Technologies Corp.
NYNEX*
Pacific Bell Information
 Services
Paging Bell Information
 Services
Paging Network, Inc.
Sasktel
Sprint Communications
 Company
US West

OTHER
Airborne Freight Corp.
Belgium Railways*
Capita Group PLC
Carlson Companies Inc.
GTE Government Systems
 Corp.

State of Illinois

- ---------
* End-user customer sold through a distributor.

SALES AND MARKETING

    Forte markets its software and services primarily through its direct sales organization complemented by other sales channels including, international distributors and value added resellers. As of March 31, 1996, the Company's direct sales force included 25 sales representatives located in 14 field offices throughout the United States and 9 sales representatives located in the Company's international sales offices in the United Kingdom, France, Australia and Germany. The direct sales force is supported by 20 technical sales representatives. The Company has licensed Digital to resell Forte on a worldwide basis. As of March 31, 1996, the Company was represented by 12 international distributors (covering 18 countries), which principally operate in the major markets of Europe, Asia and Latin America. The Company intends to continue to add to its direct sales and support force in the United States, Europe and Australia.

    Sales through the Company's European subsidiaries totaled $0, $796,000 and $2.4 million for the years ended March 31, 1994, 1995 and 1996, respectively. The table below sets forth the Company's export sales data for the years ended March 31, 1995 and 1996. See Note 1 of Notes to Consolidated Financial Statements.

                                                                                YEARS ENDED MARCH 31,
                                                                              --------------------------
                                                                                 1995          1996
                                                                              -----------  -------------
Export Sales:
  Asia......................................................................  $   187,000  $   1,031,000
  Europe....................................................................      351,000      2,593,000
  Canada....................................................................      168,000        876,000
  Other.....................................................................      184,000        812,000
                                                                              -----------  -------------
    Total...................................................................  $   890,000  $   5,312,000
                                                                              -----------  -------------
                                                                              -----------  -------------

    The Company uses a consultative sales model for selling to major accounts. This model entails the collaboration of technical and sales personnel to formulate proposals that address the specific requirements of the customer. Due to the importance of business-critical client/server applications, the Company focuses its initial sales efforts on senior IT department personnel and other members of the customer's management team.

    The Company's marketing efforts are directed at broadening the market for Forte by increasing awareness of the importance of a high-end client/server application environment and at supporting the Company's world-wide direct and indirect sales channels. Marketing personnel engage in a variety of activities including conducting public relations and product seminars, issuing newsletters, making direct mailings, preparing other marketing materials, coordinating the Company's participation in industry programs and forums and establishing and maintaining close relationships with recognized industry analysts.

THIRD-PARTY RELATIONSHIPS

    An important element of the Company's sales and marketing strategy is to expand its relationships with third parties to increase market awareness and acceptance of Forte. The Company has established relationships with organizations in three general categories: development partners, system integrators and value added resellers. The relationships with the development partners generally provide for the payment of an advance royalty or loan to port Forte to a specified hardware platform. The relationships with system integrators generally provide for training and other support necessary to promote the market acceptance of Forte. The relationships with the value added resellers generally provide for favorable licensing terms for the reseller in exchange for a royalty to the Company upon the sale of applications that the reseller developed using Forte.

    The   Company  has  entered  into  written  agreements  with  the  following development partners, system integrators and value added resellers:

DEVELOPMENT PARTNERS
Apple Computer, Inc.
Data General Corp.
Digital Equipment Corp.
IBM Corp.
Mitsubishi Corporation
Sequent Computer Systems, Inc.

VALUE ADDED RESELLERS
Alpharel, Inc.
Amisys Managed Care Systems, Inc.
Claremont Technologies Group, Inc.
C Star Systems, Inc.
Descartes Systems Group, Inc.
Evolve
Information Concepts, Inc.
J. Frank Consulting, Inc.
Matrix Computer Systems, Ltd.
MEDecision, Inc.
Millenium Partners, Inc.
SHL Systemhouse Inc.
Siemens Energy and Automation, Inc.
Unified Information, Inc.

SYSTEM INTEGRATORS
Advanced Communications Resources
Albion International, Inc.
Andersen Consulting LLP
ARIS Corp.
Axis Systems International
Born Information Services
Braun Technology Group
BSG Alliance/IT, Inc.
Business Data Services
Canadian InfoTech
Cap Volmac NV
Computer Sciences Corp.
EDS
Graphical Business Interfaces
Hoskyns Group plc
KPMG Peat Marwick LLP
Netbase Computing
Nexgen SI, Inc.
Platinum Solutions, Inc.
Price Waterhouse LLP
Relational Options, Inc.
Sage Solutions, Inc.
Trecom Business Systems, Inc.
SHL Systemhouse Inc.
Tier Corp.
Triad Special Systems Ltd.

    The Company has entered into a license and development agreement with Digital, under which Digital is granted a worldwide, non-exclusive, royalty-bearing license to distribute Forte, to modify and integrate Forte into Digital products, and to use Forte source code for development, maintenance and support. The Company has also entered into a development agreement with Sequent, under which Sequent is granted a non-exclusive, worldwide, royalty-bearing right to distribute Forte for use on Sequent computer systems and to use Forte source code to support Sequent customers. Digital and Sequent each have an option to purchase a non-exclusive, fully-paid license of the Forte source code. Digital's option becomes exercisable if the Company is acquired and the acquiror fails to agree to assume the Company's contractual obligations to Digital, and Sequent's option is exercisable if the Company is acquired by certain Sequent competitors.

    The Company also has joint marketing relationships with certain independent software vendors ("ISVs") under its Tools Partner Program. Each of these ISVs has products that interface with Forte and extend the range of solutions available to the end-user. The ISVs participating in the Tools Partner Program include Interactive Development Environments, Open Horizon, Ptech, SELECT Software Tools, Tivoli Systems, Inc., ProtoSoft, Inc. (acquired by Platinum), Netwise (acquired by Microsoft), Rational Software Corporation and Business Objects S.A.

    The Company has also entered into a license and development agreement with Mitsubishi, under which Mitsubishi is appointed the exclusive Japan-based distributor of Forte solely within Japan and granted the right to use Forte source code to develop a Japanese version of Forte. The termination of the Company's relationship with either Digital or Mitsubishi could have a material adverse effect on the Company's business, operating results and financial condition.

CUSTOMER SERVICE AND SUPPORT

    The Company believes that a high level of customer support is important to the successful marketing and sale of Forte. Substantially all of the Company's direct sales to customers include maintenance and support contracts, which typically have twelve month terms and entitle the customers to upgrades, if and when available, and technical support. In addition, the Company offers introductory and advanced classes and training programs available at the Company's headquarters, local training centers and customer sites. Telephone hotline support is complemented by a bulletin board system that provides a repository for technical tips and skills. Users of Forte can also attend an annual user group conference, at which knowledge of Forte skills and solutions is exchanged.

    The Company's consulting Forte organization provides a full range of consulting services to customers developing and deploying high-end client/server applications with Forte. Such consulting services are offered to promote the successful development and deployment of applications built with Forte, and include prototyping assistance, mentoring and technology transfer, Forte methods, analysis and design assistance and performance tuning. Fees charged for consulting services vary depending on the nature and quantity of services to be performed. The Company believes that the availability of effective consulting services is an important factor in achieving widespread market acceptance.

PRODUCT DEVELOPMENT

    The Company believes that its future success will depend in large part on its ability to enhance Forte, develop new products, maintain technological leadership and satisfy an evolving range of customer requirements for a high-end client/server application environment. The Company's product development organization is responsible for product architecture, core technology and functionality, product testing, user interface development and expanding the ability of Forte to operate with the leading hardware platforms, operating systems, relational database management systems and networking and communication protocols. This organization is also responsible for new product development.

    Since inception, the Company has made substantial investments in product development and related activities. Forte has been developed primarily by the Company's internal development staff and, in some instances, with the assistance of external consultants. Certain technologies have been acquired and integrated into Forte through licensing arrangements.

    In November 1995, the Company introduced Release 2.0 of Forte. The principal benefit of Release 2.0 is more open integration to give organizations the freedom to use additional software tools and facilitate greater interoperability, including tight integration with OLE compliant applications on Windows PCs. Release 2.0 of Forte also supports international applications, with native-language screens, error messages, collating sequences and full support for multi-byte character sets. With Release 2.0 the Company added two new platforms, Microsoft Windows NT (as both clients and servers on either Intel or Digital Alpha processors) and Power Macintosh clients, and database access for Microsoft's ODBC, IBM's DB2/6000, Microsoft SQL Server and Informix. The Company intends to extend the functionality of Forte and to continue to commit significant resources to support existing and emerging hardware platforms, operating systems, RDBMSs and network protocols.

    Forte Express, an optional application generator for three-tier applications, was announced in January 1996 and was delivered in March 1996. The Company's newest product, the Forte Web SDK which enables Web access to the Forte environment, was announced in April 1996 with expected availability in summer of 1996.

    As of March 31, 1996, the Company's product development organization consisted of 63 employees. In fiscal 1994, 1995 and 1996, product development expenses were $4.7 million, $5.5 million and $8.1 million, respectively. To date, the Company has not capitalized any software development costs and does not anticipate capitalizing any software development costs in connection with Forte Web SDK, as they are expected to be immaterial. See Note 1 of Notes to Consolidated Financial Statements. The Company expects to continue to devote substantial resources to its product development activities, including the continued support of existing and emerging hardware platforms, operating systems, relational database management systems and networking and communication protocols.

COMPETITION

    The market for  high-end software  used in the  development, deployment  and management of client/server applications is intensely competitive and characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapidly changing customer requirements. High-end client/server applications that can be developed and deployed using the Company's Forte environment can also be implemented using a combination of first-generation application development tools and more powerful server programming techniques such as stored procedures in relational databases and C or C++ programming, along with the integration of networking and database middleware to connect the various components. As such, the Company effectively experiences its primary competition from potential customers' decisions to pursue such an approach as opposed to utilizing an application environment like Forte. As a result, the Company must continuously educate existing and prospective customers as to the advantages of the Company's products. There can be no assurance that these customers or potential customers will perceive sufficient value in the Company's products to justify purchasing them.

    The Company has experienced and expects to continue to experience increased competition from current and future competitors, many of whom have significantly greater financial, technical, marketing and other resources than the Company. The Company's current direct competitors, include among others, Dynasty Technologies, Inc., Seer Technologies, Inc. and NAT Systems, Inc. The Company expects to compete increasingly with Oracle Corporation, Informix Corporation, Powersoft (a subsidiary of Sybase, Inc.), Microsoft Corporation, IBM Corporation and others. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. Also, many current and potential competitors have greater name recognition or more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. The Company expects to face additional competition as other established and emerging companies enter the client/server application development market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market shares, any of which could materially adversely affect the Company's business, operating results and financial condition. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to obtain new licenses and maintenance and support renewals for existing licenses on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of Forte, which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

    The principal competitive factors affecting the market for Forte are ease of application development, deployment and management functionality and features, product architecture, product performance, reliability and scaleability, product quality, price and customer support. The Company believes it presently competes favorably with respect to each of these factors. However, the Company's market is still evolving and there can be no assurance that the Company will be able to compete successfully against current and future competitors and the failure to do so successfully will have a material adverse affect upon the Company's business, operating results and financial condition.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

    The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technical and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has one issued United States patent that expires in 2012 and corresponding patent applications pending in Canada, Australia, Japan and several member countries within the European Patent Organization. There can be no assurance that the Company's patent will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. The Company filed a United States trademark registration application for Forte in April of 1996. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. The Company has entered into source code escrow agreements with a limited number of its customers and resellers requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. In addition, Digital, Sequent and Mitsubishi each currently possesses copies of Forte source code for certain limited purposes, subject to the terms of separate written agreements each company has entered into with the Company. Digital and Sequent each has an option to purchase a non-exclusive, fully-paid license of the Forte source code. Digital's option becomes exercisable if the Company is acquired and the acquiror fails to agree to assume the Company's contractual obligations to Digital, and Sequent's option becomes exercisable if the Company is acquired by certain Sequent competitors. The provision of source code may increase the likelihood of misappropriation by third parties.

    The Company is not aware that it is infringing any proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company of their intellectual property rights. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business,
operating   results  and  financial  condition  would  be  materially  adversely affected.

    The Company relies upon certain software that it licenses from third parties, including software that is integrated with the Company's internally developed software and used in Forte to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms. The loss of, or inability to maintain, any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated which would materially adversely affect the Company's business, operating results and financial condition.

EMPLOYEES

    As of March 31, 1996, the Company had a total of 221 employees, including 63 in product development, 25 in technical support, 114 in sales and marketing and related customer support services and 19 in administration. Of these employees, 190 were located in the United States and 31 were located in Europe. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

    The Company's success depends to a significant degree upon the continuing contributions of its key management, sales, marketing, customer support and product development personnel. The loss of key management or technical personnel could adversely affect the Company. None of the Company's employees is subject to an employment agreement with the Company. The Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled managerial, sales, customer support and product development personnel. The Company has at times experienced and continues to experience difficulty in recruiting qualified personnel. Competition for qualified software development, sales and other personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Competitors and others have in the past and may in the future attempt to recruit the Company's employees. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

EXECUTIVE OFFICERS

    The officers and directors of the company, and their ages as of March 31, 1996, are as follows:

NAME                                                  AGE                          POSITION
- ------------------------------------------------      ---      ------------------------------------------------
Martin J. Sprinzen..............................          47   President, Chief Executive Officer and Chairman
                                                                of the Board of Directors
Paul Butterworth................................          45   Vice President and Chief System Architect
Michael Hedger..................................          43   Vice President, European Operations, Managing
                                                                Director -- U.K.
Edward Michehl..................................          62   Vice President, Software Development and Support
Richard Scheffer................................          52   Vice President, Marketing
Jay Shiveley....................................          39   Vice President, Sales -- North America and
                                                                Australia
Rodger Weismann.................................          54   Vice President, Finance & Administration, Chief
                                                                Financial Officer and Secretary
Promod Haque (1)................................          47   Director
Thomas A. Jermoluk (2)..........................          39   Director
David N. Strohm (2).............................          47   Director
William H. Younger, Jr. (1)(2)..................          46   Director

- ---------
(1) Member of Audit Committee

(2) Member of Compensation Committee

    MARTIN J. SPRINZEN co-founded the Company in February 1991 and has served as its President, Chief Executive Officer and Chairman of the Board of Directors since inception. Mr. Sprinzen also served as the Company's Secretary from inception to January 1996. From May 1988 to November 1990, Mr. Sprinzen was employed by Ingres Corp., an RDBMS company, as Executive Vice President, International Operations. From October 1986 to May 1988, Mr. Sprinzen was
President and Chief Executive Officer of NASTEC, Corp., a computer-aided software engineering company. From July 1984 to October 1986, Mr. Sprinzen was employed by Ingres Corp. as Vice President, Engineering. From December 1979 to June 1984, Mr. Sprinzen was employed by Candle Corp., a mainframe software management tools company, where his last position was Vice President, Technology. Mr. Sprinzen holds a B.S. degree in electrical engineering from The Cooper Union.

    PAUL BUTTERWORTH has served as Vice President and Chief System Architect of the Company since March 1991. From September 1990 to March 1991, Mr. Butterworth was employed by Servio Corp., a manufacturer of object-oriented database management systems, most recently as Vice President, Engineering. From September 1980 to September 1990, Mr. Butterworth was employed by Ingres Corp. where he served as Vice President, Engineering, and Chief Scientist. Mr. Butterworth holds a B.S. degree and an M.S. degree in information and computer science from the University of California, Irvine.

    MICHAEL HEDGER has served as Vice President, European Operations, Managing Director -- U.K. of the Company since September 1995. From September 1994 to May 1995, Mr. Hedger was employed by Oracle Corporation, a database software company, where his last position was Vice President, Marketing Operations for Europe, the Middle East and Africa. From May 1989 to July 1994, Mr. Hedger was employed by The ASK Group, Inc., a database tools and applications company, most recently as

Managing Director of the UK subsidiary and Northern Europe. Mr. Hedger holds a degree in business studies from Sheffield Polytechnic and a post-graduate degree in marketing studies from Kingston Polytechnic.

    EDWARD MICHEHL  has  served  as Vice  President,  Software  Development  and
Support of the Company since September 1993. From May 1990 to May 1993, Mr. Michehl was employed by CADAM Inc., an engineering workstation software company, most recently as a Director of Product Development. From January 1967 to January 1990, Mr. Michehl was employed by Control Data Corp., a computer manufacturing company, where his last position was as a Product Development Manager. Mr. Michehl holds an A.B. degree in architectural science from Harvard University.

    RICHARD SCHEFFER has served as Vice President, Marketing of the Company since May 1991. From September 1986 to May 1991, Mr. Scheffer was employed by Sybase, Inc., a database software company, as Director of Marketing. From July 1982 to September 1986, Mr. Scheffer was employed at Ingres Corp., most recently as Manager of Corporate Sales. Mr. Scheffer holds an A.B. degree in English from Princeton University, an M.A. degree in English from the University of California, Berkeley and an M.S. degree in communications from Stanford University.

    JAY SHIVELEY has served as Vice President, Sales -- North America and Australia of the Company since March 1992. From November 1986 to February 1992, Mr. Shiveley was employed by Oracle Corp., most recently as Group Director, Federal Contractors and System Integrators. From 1983 to 1986, Mr. Shiveley was National Sales Manager at Lawson Associates, a supplier of financial application software for IBM's System/38 and AS/400 market. From 1980 to 1983, Mr. Shiveley was employed by Burroughs Corp. Mr. Shiveley holds a B.S. degree in finance and accounting from Mankato State University.

    RODGER WEISMANN has served as Vice President, Finance and Administration and Chief Financial Officer of the Company since February 1993. Mr. Weismann has also served as Secretary of the Company since January 1996. From January 1986 to January 1993, Mr. Weismann was employed by Banyan Systems, Inc., a computer networking company, most recently as Executive Vice President, Corporate Development and prior to that as Chief Financial Officer and Chief Operating Officer. From May 1981 to November 1985, Mr. Weismann was employed by McCormack & Dodge, a financial application software company, as Chief Financial Officer. Mr. Weismann holds a B.S. degree in economics from Cornell University, an M.B.A. from Dartmouth College and is a Certified Public Accountant.

    PROMOD HAQUE has been a director of the Company since May 1992. Mr. Haque joined Norwest Venture Capital Management, Inc., a venture capital firm, in November 1990 and currently serves as its Vice President, and is also a General Partner of Itasca Partners, which is the General Partner of Norwest Equity Partners IV, L.P., a Minnesota Limited Partnership. Mr. Haque currently serves as a director of Transaction Systems Architects, Inc., Optical Sensors, Inc., Prism Solutions, Inc. and several privately held companies. Mr. Haque holds a B.S.E.E. from the University of Delhi, India; and an M.S.E.E., a Ph.D.E.E. and an M.B.A. from Northwestern University.

    THOMAS A. JERMOLUK has been a director of the Company since February 1996. Mr. Jermoluk is President, Chief Operating Officer and a member of the board of directors of Silicon Graphics, Inc., a manufacturer of high performance visual computing systems. Prior to being elected President in 1994 and Chief Operating Officer in 1992, Mr. Jermoluk served as Executive Vice President of Silicon Graphics, Inc. from 1991 to 1992 and as Vice President/General Manager, Advanced Systems Division, from 1988 to 1991. Mr. Jermoluk currently serves as a director of Pure Software Inc. Mr. Jermoluk holds a B.S. degree in computer science/electrical engineering and an M.S. degree in computer science from Virginia Tech.

    DAVID N. STROHM has been a Director of the Company since February 1991. Mr. Strohm joined Greylock Management Corporation ("Greylock"), a venture capital management company, in 1980 and is a general partner of several venture capital funds affiliated with Greylock. Mr. Strohm currently serves as a director of Banyan Systems, Inc., Legato Systems, Inc. and MDL Information Systems, Inc. Mr. Strohm holds a B.A. degree from Dartmouth College and an M.B.A. from Harvard University.

    WILLIAM H. YOUNGER, JR., has been a director of the Company since February 1991. Mr. Younger is a general partner of the general partner of Sutter Hill Ventures, L.P. ("Sutter Hill"), a venture capital management firm, where he has been employed since 1981. Mr. Younger currently serves as a director of COR Therapeutics, Inc., Celeritek, Inc., and Oasis Health Care Systems. Mr. Younger holds a B.S.E.E. degree from the University of Michigan and an M.B.A. from Stanford University.

                                 BUSINESS RISKS

    IN EVALUATING THE COMPANY'S BUSINESS, READERS SHOULD CAREFULLY CONSIDER THE BUSINESS RISKS DISCUSSED IN THIS SECTION IN ADDITION TO THE OTHER INFORMATION PRESENTED IN THIS ANNUAL REPORT ON FORM 10-K. THIS ANNUAL REPORT ON FORM 10-K INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS WHICH REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED.

    LIMITED OPERATING HISTORY; HISTORY OF OPERATING LOSSES. The Company was founded in February 1991 and first shipped product in August 1994. Although the Company's revenues have increased in each of the last seven quarters and the Company had net income in each of the quarters ended December 31, 1995 and March 31, 1996, the Company incurred net losses in each quarter from inception through the quarter ended September 30, 1995, and had an accumulated deficit of $22.7 million as of March 31, 1996. A substantial portion of the accumulated deficit is due to the significant commitment of resources to the Company's product development and sales organizations. The Company expects to continue to devote substantial resources in these areas and as a result will need to recognize significant quarterly revenues to achieve and maintain profitability. There can be no assurance that any of the Company's business strategies will be successful or the Company will be profitable in any future quarter or period.

    POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; UNCERTAINTY OF FUTURE OPERATING RESULTS; SEASONALITY; POTENTIAL LOSS IN QUARTER ENDING JUNE 30, 1996. The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, depending on factors such as the size and timing of significant orders and their fulfillment, demand for the Company's products, changes in pricing policies by the Company or its competitors, the number, timing and significance of product enhancements and new product announcements by the Company and its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis, changes in the level of operating expenses, changes in the Company's sales incentive plans, budgeting cycles of its customers, customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors, the cancellation of licenses during the warranty period or nonrenewal of maintenance agreements, product life cycles, software bugs and other product quality problems, personnel changes, changes in the Company's strategy, the level of international expansion, seasonal trends and general domestic and international economic and political conditions, among others. A significant portion of the Company's revenues have been, and the Company believes will continue to be, derived from a limited number of orders placed by large organizations, and the timing of such orders and their fulfillment has caused and could continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. In addition, the Company intends to continue to expand its domestic and international direct sales force. The timing of such expansion and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results. Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because the market for client/server application development software is rapidly evolving, and the Company's sales cycle, from initial evaluation to purchase and the provision of support services, is lengthy and varies substantially from customer to customer. Product orders are typically shipped shortly after receipt, and consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. Due to all of the foregoing, revenues for any future quarter are not predictable with any significant degree of accuracy. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Although the Company has recently experienced revenue growth, such growth should not be considered indicative of future revenue growth, if any, or of future operating results. Failure by the Company, for any reason, to increase revenues would have a material adverse effect on the Company's business, operating results and financial condition.

    To achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, the Company has often recognized a substantial portion of its revenues in the last month, or even weeks or days, of a quarter. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenues and are therefore relatively fixed in the short term. If revenue levels fall below expectations, net income is likely to be disproportionately adversely affected because a proportionately smaller amount of the Company's expenses varies with its revenues. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. Due to all the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

    The operating results of many software companies reflect seasonal trends, and the Company expects to be affected by such trends in the future. The Company believes that it is likely that it will experience lower or flat revenues in its quarter ending June 30 as a result of efforts by its direct sales force to meet fiscal year-end sales quotas. As a result, the Company could incur a net loss for the quarter ending June 30, 1996. To the extent future international operations constitute a higher percentage of the Company's total revenues, the Company anticipates that it may also experience relatively weaker demand in the quarter ending September 30 as a result of reduced sales activity in Europe during the summer months.

    PRODUCT CONCENTRATION; DEPENDENCE ON EMERGING MARKET FOR HIGH-END CLIENT/SERVER APPLICATIONS. All of the Company's revenues have been attributable to sales of Forte and related services. The Company currently expects Forte and related services to account for all or substantially all of the Company's future revenues. As a result, factors adversely affecting the pricing of or demand for Forte, such as competition or technological change, could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of Forte. There can be no assurance that the Company will continue to be successful in marketing the Forte product or other products. Although the Company has recently experienced growth in sales of Forte, there can be no assurance that the market for high-end client/server applications will continue to grow. If the high-end client/server market fails to grow, or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially and adversely affected.

    RISKS ASSOCIATED WITH EXPANDING DISTRIBUTION. To date, the Company has sold its products through its direct sales force, distributors and value added resellers. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting and training sufficient direct sales personnel and establishing and maintaining relationships with distributors, resellers and system integrators. Although the Company is currently investing, and plans to continue to invest, significant resources to expand its direct sales force and to develop distribution relationships with third-party distributors and resellers, the Company has at times experienced and continues to experience difficulty in recruiting qualified sales personnel and in establishing necessary third-party relationships. There can be no assurance that the Company will be able to successfully expand its direct sales force or other distribution channels or that any such expansion will result in an increase in revenues. Any failure by the Company to expand its direct sales force or other distribution channels would materially adversely affect the Company's business, operating results and financial condition.

    LENGTHY SALES CYCLE. The Company's products are typically used to develop applications that are critical to a customer's business and the purchase of the Company's products is often part of a customer's larger business process reengineering initiative or implementation of client/server computing. As a result, the license and implementation of the Company's software products generally involves a significant commitment of management attention and resources by prospective customers. Accordingly, the Company's sales process is often subject to delays associated with a long approval process that typically accompanies significant initiatives or capital expenditures. For these and other reasons, the sales cycle associated with the license of the Company's products is often lengthy and subject to a number of significant delays over which the Company has little or no control. There can be no assurance that the Company will not experience these and additional delays in the future. Therefore, the Company believes that its quarterly operating results are likely to vary significantly in the future.

    LIMITED DEPLOYMENT; DEPENDENCE ON SYSTEM INTEGRATORS. The Company first shipped Forte in August 1994. To date, only a limited number of the Company's customers have completed the development and deployment of high-end client/server applications using Forte. If any of the Company's customers are not able to successfully develop and deploy high-end client/server applications with Forte, the Company's reputation could be damaged, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company expects that a significant percentage of its future revenues will be derived from sales to existing customers. If existing customers have difficulty deploying applications built with Forte or for any other reason are not satisfied with Forte, the Company's business, operating results and financial condition would be materially adversely affected. The Company's customers and potential customers often rely on third-party system integrators to develop, deploy and manage high-end client/server applications. If the Company is unable to adequately train a sufficient number of system integrators or if, for any reason, a large number of such integrators adopt a product or technology other than Forte, the Company's business, operating results and financial condition would be materially and adversely affected.

    COMPETITION. The market for high-end software used in the development, deployment and management of client/server applications is intensely competitive and characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapidly changing customer requirements. High-end client/server applications that can be developed and deployed using the Company's Forte environment can also be implemented using a combination of first generation application development tools and more powerful server programming techniques such as stored procedures in relational databases, C or C++
programming, and networking and database middleware to connect the various components. As such, the Company effectively experiences its primary competition from potential customers' decisions to pursue this type of approach as opposed to utilizing an application environment such as Forte. As a result, the Company must continuously educate existing and prospective customers as to the advantages of the Company's products. There can be no assurance that these customers or potential customers will perceive sufficient value in the Company's products to justify purchasing them.

    The Company has experienced and expects to continue to experience increased competition from current and future competitors, many of whom have significantly greater financial, technical, marketing and other resources than the Company. The Company's current direct competitors, include among others, Dynasty Technologies, Inc., Seer Technologies, Inc. and NAT Systems, Inc. The Company expects to compete increasingly with Oracle Corporation, Informix Corporation, Powersoft (a subsidiary of Sybase, Inc.), Microsoft Corporation, IBM Corporation and others. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share to the Company's
detriment.   The  Company  expects  to  face  additional  competition  as  other established and emerging companies enter the client/server application development market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to sell additional licenses and maintenance and support renewals on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of Forte licenses and related services, which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

    RISK ASSOCIATED WITH NEW VERSIONS AND NEW PRODUCTS; RAPID TECHNOLOGICAL CHANGE. The software market in which the Company competes is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. For example, the Company's customers have adopted a wide variety of hardware, software, database and networking platforms, and as a result, to gain broad market acceptance, the Company has had to support Forte on many of such platforms. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by supporting existing and emerging hardware, software, database and networking platforms and by developing and introducing enhancements to Forte and new products on a timely basis that keep pace with such technological developments and emerging industry standards and customer requirements. There can be no assurance that the Company will be successful in developing and marketing enhancements to Forte that respond to technological change, evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of such enhancements or that such enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. The Company has in the past experienced delays in the release dates of enhancements to Forte. If release dates of any future Forte enhancements or new products are delayed or if when released they fail to achieve market acceptance, the Company's business, operating results and financial condition would be materially adversely affected. In addition, the introduction or announcement of new product offerings or enhancements by the Company or the Company's competitors may cause customers to defer or forgo purchases of current versions of Forte, which could have material adverse effect on the Company's business, operating results and financial condition.

    RISK OF SOFTWARE DEFECTS. Software products as internally complex as Forte frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. The Company introduced Release 2.0 of Forte in November 1995. Despite extensive product testing by the Company, the Company has discovered software errors in Release 2.0 and earlier versions of Forte after their introduction. Although the Company has not experienced material adverse effects resulting from any such defects or errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, defects and errors will not be found in current versions, new versions or enhancements after commencement of commercial shipments, resulting in loss of revenues or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

    PRODUCT LIABILITY. The Company markets Forte to customers for the development, deployment and management of high-end client/server applications. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any product liability claims to date, the sale and support of Forte by the Company may entail the risk of such claims, which are likely to be substantial in light of the use of Forte in business-critical applications. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

    RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Revenues from foreign subsidiaries and export sales accounted for 17% and 26% of the Company's total revenues in fiscal 1995 and in fiscal 1996, respectively. The Company currently has international sales offices located in the United Kingdom, France, Australia and Germany, which have generated substantially all direct international revenues recognized by the Company to date. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Forte. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially and adversely affected.

    International operations are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, costs of localizing products for foreign markets, longer receivables collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences and political and economic instability. There can be no assurance that the Company or its distributors or resellers will be able to sustain or increase international revenues from licenses or from maintenance and service, or that the foregoing factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, operating results and financial condition. The Company's direct international revenues are generally denominated in local currencies. The Company does not currently engage in hedging activities. Revenues generated by the Company's distributors and resellers are generally paid to the Company in United States dollars. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on revenues from international sales and thus the Company's business, operating results and financial condition.

    PROPRIETARY RIGHTS, RISKS OF INFRINGEMENT AND SOURCE CODE RELEASE. The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has one issued United States patent that expires in 2012 and corresponding patent applications pending in Canada, Australia, Japan and several member countries within the European Patent Organization. There can be no assurance that the Company's patent will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. The Company filed a United States trademark registration application for Forte in April 1996. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. The Company has entered into source code escrow agreements with a limited number of its customers and resellers requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. In addition, Digital Equipment Corporation ("Digital"), Sequent Computer Systems, Inc. ("Sequent") and Mitsubishi Corporation ("Mitsubishi") each currently possesses copies of Forte source code for certain limited purposes, subject to the terms of separate written agreements each company has entered into with the Company. Digital and Sequent each has an option to purchase a non-exclusive, fully-paid license of the Forte source code. Digital's option becomes exercisable if the Company is acquired and the acquiror fails to agree to assume the Company's contractual obligations to Digital, and Sequent's option is exercisable if the Company is acquired by certain Sequent competitors. The provision of source code may increase the likelihood of misappropriation by third parties.

    The Company is not aware that it is infringing any proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company of their intellectual property rights. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition would be materially adversely affected.

    The Company relies upon certain software that it licenses from third parties, including software that is integrated with the Company's internally developed software and used in Forte to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms. The loss of, or inability to maintain, any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated which would materially adversely affect the Company's business, operating results and financial condition.

    DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant degree upon the continuing contributions of its key management, sales, marketing, customer support and product development personnel. The loss of key management or technical personnel could adversely affect the Company. None of the Company's employees is subject to an employment agreement with the Company. The Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled managerial, sales, customer support and product development personnel. The Company has at times experienced and continues to experience difficulty in recruiting qualified personnel. Competition for qualified software development, sales and other personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Competitors and others have in the past and may in the future attempt to recruit the Company's employees. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

    VOLATILITY OF STOCK PRICE. The Company's Common Stock has experienced significant price volatility and such volatility may occur in the future. Factors, such as announcements of the introduction of new products by the Company or its competitors and quarter-to-quarter variations in the Company's operating results, as well as market conditions in the technology and emerging growth company sectors, may have a signficiant impact on the market price of the Company's Common Stock. Further, the stock market has experienced extreme volatitility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of such companies. These market fluctuations may adversely affect the price of the Common Stock.

ITEM 2. PROPERTIES

    The Company's principal administrative, sales, marketing, and product development facility occupies approximately 45,500 square feet in Oakland, California pursuant to a lease which expires in October 1998. In addition, the Company also leases sales and support offices in Los Angeles, CA, San Diego, CA, Denver, CO, Tampa, FL, Atlanta, GA, Chicago, IL, Oakbrook, IL, Burlington, MA, Minneapolis, MN, Iselin, NJ, New York, NY, Dallas, TX, Houston, TX, McLean, VA, and Bellevue, WA. The Company also maintains international offices in the United Kingdom, France, Germany and Australia. The Company believes that its existing facilities are adequate for its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is currently not a party to any material litigation and is currently not aware of any pending or threatened litigation that could have a material adverse effect upon the Company's business, operating results or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    By a vote of 14,860,457 for and 0 against, with 1,328,101 abstentions, the Company's stockholders on January 22, 1996 approved by action by written consent the following matters: the reincorporation of the Company in the State of Delaware; the Company's 1996 Stock Option Plan; the Company's Employee Stock Purchase Plan; the form of the Company's Amended and Restated Certificate of Incorporation; and the form of the Company's indemnification agreement to be entered into between the Company and each of the Company's officers and directors.

    By a vote of 13,477,650 for and 0 against, with 2,710,908 abstentions, the Company's stockholders on March 8, 1996 approved by action by written consent the Company's International Employee Stock Purchase Plan.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

    The Company's Common Stock is traded over-the-counter on the Nasdaq National Market under the symbol "FRTE." The Company commenced its initial public offering of Common Stock on March 11, 1996 at a price $21 per share. Prior to such date, there was no public market for the Common Stock. The following table sets forth the high and low closing sale prices for the Common Stock for the periods indicated, as reported on the Nasdaq National Market.

                                                                           HIGH        LOW
                                                                         ---------  ---------
Fiscal year ended March 31, 1996
  Fourth Quarter (from March 12, 1996).................................  $   40.50  $   35.88

    COMMON STOCKHOLDERS OF RECORD AND DIVIDENDS. At May 31, 1996, there were approximately 490 stockholders of record of the Company's common stock, as shown in the records of the Company's transfer agent. The Company has not paid any cash dividends on its capital stock since its inception, and does not expect to pay cash dividends on its Common Stock in the foreseeable future. The Company's bank line of credit currently prohibits the payment of cash dividends without the consent of the bank.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. The consolidated statement of operations data for each of the three years in the period ended March 31, 1996 and the consolidated balance sheet data at March 31, 1995 and 1996 are derived from the audited consolidated financial statements included in Item 8. The consolidated statement of operations data for each of the two years in the period ended March 31, 1993 and the consolidated balance sheet data at March 31, 1992, 1993 and 1994 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

                                                                           YEARS ENDED MARCH 31,
                                                           -----------------------------------------------------
                                                             1992       1993       1994       1995       1996
                                                           ---------  ---------  ---------  ---------  ---------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  License................................................  $  --      $  --      $  --      $   7,974  $  21,357
  Maintenance and service................................     --         --             39      2,033      8,688
                                                           ---------  ---------  ---------  ---------  ---------
      Total revenues.....................................     --         --             39     10,007     30,045
                                                           ---------  ---------  ---------  ---------  ---------
Cost of revenues:
  License................................................     --         --         --            142        456
  Maintenance and service................................     --         --             36      2,000      5,452
                                                           ---------  ---------  ---------  ---------  ---------
      Total cost of revenues.............................     --         --             36      2,142      5,908
                                                           ---------  ---------  ---------  ---------  ---------
Gross profit.............................................     --         --              3      7,865     24,137
                                                           ---------  ---------  ---------  ---------  ---------
Operating expenses:
  Sales and marketing....................................        141      1,112      2,594      7,869     15,060
  Product development and engineering....................        835      2,324      4,679      5,515      8,069
  General and administrative.............................        350        745        887      1,874      3,168
                                                           ---------  ---------  ---------  ---------  ---------
      Total operating expenses...........................      1,326      4,181      8,160     15,258     26,297
                                                           ---------  ---------  ---------  ---------  ---------
Loss from operations.....................................     (1,326)    (4,181)    (8,157)    (7,393)    (2,160)
Other income, net........................................        156         94         97        147        286
                                                           ---------  ---------  ---------  ---------  ---------
Loss before income taxes.................................     (1,170)    (4,087)    (8,060)    (7,246)    (1,874)
Provision for income taxes...............................     --         --         --           (104)      (114)
                                                           ---------  ---------  ---------  ---------  ---------
Net loss.................................................  $  (1,170) $  (4,087) $  (8,060) $  (7,350) $  (1,988)
                                                           ---------  ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------  ---------
Pro forma net loss per share (1).........................                                   $   (0.45) $   (0.11)
                                                                                            ---------  ---------
                                                                                            ---------  ---------
Shares used in pro forma loss per share (1)..............                                      16,248     17,517
                                                                                            ---------  ---------
                                                                                            ---------  ---------


                                                                                 MARCH 31,
                                                           -----------------------------------------------------
                                                             1992       1993       1994       1995       1996
                                                           ---------  ---------  ---------  ---------  ---------
                                                                              (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments........  $   1,948  $   3,064  $   5,937  $  12,775  $  41,317
Working capital..........................................      1,906      2,634      3,044     10,070     39,714
Total assets.............................................      2,207      3,864      7,131     18,142     57,291
Capital lease obligations, net of current portion........     --            361        583        834      1,714
Total stockholders' equity...............................      2,144        810      1,821      7,449     40,044

- ---------
(1) See Note 1 to Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS WHICH REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW AND IN "BUSINESS RISKS", THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED.

OVERVIEW

    The Company was founded in February 1991 to design, develop and market a high-end client/ server application development, deployment and management environment. To date, all of the Company's revenues have been derived from licenses of the Company's primary product, Forte, and related maintenance, training and consulting revenues. The Company began shipping Release 1.0 of Forte in August 1994 and Release 2.0 in November 1995. The Company currently expects that revenues from Forte and related services will continue to account for substantially all of the Company's revenues for fiscal 1997 and the foreseeable future. As a result, factors adversely affecting the pricing of or demand for Forte could have a material adverse effect on the Company's business, operating results and financial condition.

    Although the Company's revenues have increased in each of the last seven quarters and the Company had net income in each of the quarters ended December 31, 1995 and March 31, 1996, the Company could incur a loss for the quarter ending June 30, 1996 due primarily to an expected seasonal decline in or flat revenues as compared to the quarter ending March 31, 1996. The Company's limited operating history makes the prediction of future operating results difficult. Accordingly, although the Company has recently experienced revenue growth, such growth should not be considered indicative of future revenue growth, if any, or of future operating results. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to sustain profitability on a quarterly basis or achieve profitability on an annual basis.

    The Company's total headcount was 67, 119 and 221 at March 31, 1994, 1995 and 1996, respectively. The growth in headcount is attributable to the Company's significant expansion in all of its operations.

    Forte licenses its software through its direct sales force, distributors and value added resellers. Revenues from distributors and resellers accounted for approximately 15% and 18% of the Company's total revenues for fiscal 1995 and 1996, respectively. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting and training sufficient direct sales personnel and establishing additional relationships with distributors, resellers and system integrators.

RESULTS OF OPERATIONS

    REVENUES

    The Company's total revenues consist of license fees for its Forte application environment as well as associated maintenance and service revenues. License revenues are recognized upon execution of a license agreement and shipment of the product if no significant contractual obligations remain and collection of the resulting receivable is probable. Allowances for credit risks and for estimated future returns are provided for upon shipment. Returns to date have not been material. Maintenance and service revenues consist of fees for maintenance, training and consulting services. Fees for maintenance and service are charged separately from the license of Forte software. Maintenance revenues consist of fees for ongoing support and product updates and are recognized ratably over the term of the contract, which is typically twelve months. Revenues from training are recognized upon completion of the related training class. Consulting revenues are recognized when the services are performed. See Note 1 of Notes to Consolidated Financial Statements. The Company has recognized revenues, for all periods presented, in accordance with Statement of Position 91-1 entitled "Software Revenue Recognition."

    The Company began shipping Forte in August 1994. The Company's total revenues increased from $39,000 in fiscal 1994 to $10.0 million in fiscal 1995 and to $30.0 million in fiscal 1996. The Company had no license revenues in fiscal 1994 and had $8.0 million of license revenues in fiscal 1995. License revenues increased to $21.4 million in fiscal 1996 primarily as a result of an increase in the number of licenses sold reflecting increased market awareness and acceptance of Forte software and expansion of the Company's direct sales organization. Maintenance and service revenues increased from $39,000 in fiscal 1994 to $2.0 million in fiscal 1995, and to $8.7 million for fiscal 1996. These increases in maintenance and service revenues were primarily a result of the growing installed base of Forte and the associated increase in demand for maintenance, training and consulting services.

    International revenues include all revenues other than from the United States. International revenues from the Company's direct sales organizations in Europe and export sales through distributors and resellers in Europe and other areas of the world, as well as international sales made by the domestic direct sales organization, accounted for 17% and 26% of total revenues in fiscal 1995 and 1996. The Company expects that international license and related maintenance and service revenues will continue to account for a significant portion of its total revenues in the future. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Forte. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially adversely affected.

    The Company's license agreements typically require the payment of a nonrefundable, one-time license fee for a license of perpetual term. Customers make separate payments for annual maintenance and other services. Customers can terminate the license at any time but do not have a right to a refund of the fees for licenses and for services that have been performed. The Company can terminate the license agreement only upon a material breach by the other party, provided that the breach is not cured within a specified cure period.

COST OF REVENUES

    COST OF LICENSE REVENUES. Cost of license revenues consists primarily of royalties paid to third-party vendors, product packaging, documentation and production. Cost of license revenues was $142,000 and $456,000 in fiscal 1995 and 1996, respectively, each representing 2% of license revenues for the respective periods.

    COST OF MAINTENANCE AND SERVICE REVENUES. Cost of maintenance and service revenues consists primarily of personnel-related and facilities costs incurred in providing customer support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of maintenance and service revenues was $36,000, $2.0 million and $5.5 million in fiscal 1994, 1995 and 1996, respectively, representing 92%, 98% and 63% of maintenance and service revenues in the respective periods. The high percentage of cost of maintenance and service revenues as a percentage of the related revenue for fiscal 1994 and 1995 resulted from the addition of training, support and consulting personnel over this period in anticipation of an increase in the demand for these services. The decrease in cost of maintenance and service revenues for fiscal 1996 as a percentage of maintenance and service revenues was primarily due to improved economies of scale of the technical support center and increased productivity from a significant number of newly hired training, support and consulting personnel. The Company does not expect its cost of maintenance and service revenues to continue to materially decrease as a percentage of maintenance and service revenues.

OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses increased from $2.6 million in fiscal 1994 to $7.9 million in fiscal 1995 and to $15.1 million in fiscal 1996. These increases reflect the hiring of additional sales and marketing personnel, and their related costs, as well as increased costs associated with expanded promotional activities. Sales and marketing expenses represented 79% and 50% of total revenues in fiscal 1995 and 1996, respectively. The decrease in sales and marketing expenses for fiscal 1996 as a percentage of total revenue was primarily due to revenue growth. The Company expects that sales and marketing expenses will continue to increase in dollar amount as the Company continues to hire additional sales and marketing personnel and increase promotional activities in fiscal 1997.

    PRODUCT DEVELOPMENT. The Company believes that a significant level of investment for product development is required to remain competitive. Product development expenses increased from $4.7 million in fiscal 1994 to $5.5 million in fiscal 1995 and to $8.1 million in fiscal 1996. These increases were primarily attributable to additional hiring of product development personnel. Product development expenses represented 55% and 27% of total revenues in fiscal 1995 and 1996, respectively. The Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will increase in dollar amount in fiscal 1997. Because all costs incurred in the research and development of software products and enhancements to existing software products have been expensed as incurred, cost of license revenues includes no amortization of capitalized software development costs. See
Note 1 of Notes to Consolidated Financial Statements.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $887,000 in fiscal 1994 to $1.9 million in fiscal 1995 and to $3.2 million in fiscal 1996. These increases were primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. General and administrative expenses represented 19% and 11% of total revenues in fiscal 1995 and 1996, respectively. The Company believes that its general and administrative expenses will increase in dollar amount in fiscal 1997 as a result of an expansion of the Company's administrative staff to support its growing operations and as a result of an increase in expense associated with being a public company.

    OTHER INCOME, NET. Other income, net, represents interest earned by the Company on its cash and cash equivalents and short-term investments offset by interest expense on long-term debt and capitalized leases. See Note 8 of Notes to Consolidated Financial Statements.

    PROVISION FOR INCOME TAXES. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company incurred a net loss and consequently paid no federal or state income taxes in fiscal 1994, 1995 and 1996. In fiscal 1995 and 1996, the Company recorded a tax provision related to foreign income tax withholding on certain license fees paid to the Company by foreign licensees.

    At March 31, 1996, the Company had approximately $16.4 million in federal net operating loss carryforwards, approximately $7.1 million in state net operating loss carryforwards and approximately $1.0 million in research and development credit carryforwards; the federal net operating loss and research and development credit carryforwards expire in the years 2006 through 2011; the state net operating loss carryforwards expire in the years 1997 through 2001.

    Utilization of net operating losses and credits may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. Such limitations, if any, are not expected to impact the ultimate utilization of the carryforwards.

    The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates on an annual basis the recoverability of the deferred tax assets and the level of the valuation allowance. If it is determined that it is more likely than not that deferred tax assets are realizable, then at such time the valuation allowance will be appropriately reduced. See Note 6 of Notes to Consolidated Financial Statements.

QUARTERLY RESULTS

    The following tables set forth certain unaudited consolidated statement of operations data for the eight quarters ended March 31, 1996, as well as such data expressed as a percentage of the Company's total revenues for the periods indicated. This data has been derived from unaudited condensed consolidated financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. Such statement of operations data should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.

                                          JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,
                                            1994       1994        1994       1995        1995       1995        1995       1996
                                          --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                                                                QUARTER ENDED
                                          -----------------------------------------------------------------------------------------
                                                                    (IN THOUSANDS EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
 DATA:
Revenues:
  License...............................  $ --        $ 2,204     $2,765     $ 3,005    $ 3,071     $ 3,623    $  6,196    $ 8,467
  Maintenance and service...............       79         298        782         874      1,309       2,174       2,530      2,675
                                          --------   ---------   --------   ---------   --------   ---------   --------   ---------
      Total revenues....................       79       2,502      3,547       3,879      4,380       5,797       8,726     11,142
                                          --------   ---------   --------   ---------   --------   ---------   --------   ---------
Cost of revenues:
  License...............................    --             40         42          60         95         110         127        124
  Maintenance and service...............      376         493        561         570        946       1,236       1,446      1,824
                                          --------   ---------   --------   ---------   --------   ---------   --------   ---------
      Total cost of revenues............      376         533        603         630      1,041       1,346       1,573      1,948
                                          --------   ---------   --------   ---------   --------   ---------   --------   ---------
Gross profit............................     (297)      1,969      2,944       3,249      3,339       4,451       7,153      9,194
                                          --------   ---------   --------   ---------   --------   ---------   --------   ---------
Operating expenses:
  Sales and marketing...................    1,282       1,626      1,962       2,999      2,980       3,117       3,820      5,143
  Product development and engineering...    1,234       1,301      1,344       1,636      1,688       1,980       2,155      2,246
  General and administrative............      284         420        470         700        631         823         831        883
                                          --------   ---------   --------   ---------   --------   ---------   --------   ---------
Total operating expenses................    2,800       3,347      3,776       5,335      5,299       5,920       6,806      8,272
                                          --------   ---------   --------   ---------   --------   ---------   --------   ---------
Income (loss) from operations...........   (3,097)     (1,378)      (832)     (2,086)    (1,960)     (1,469)        347        922
Other income (expense), net.............       (3)        (25)        68         107        104          60          10        112
                                          --------   ---------   --------   ---------   --------   ---------   --------   ---------
Income (loss) before income taxes.......   (3,100)     (1,403)      (764)     (1,979)    (1,856)     (1,409)        357      1,034
Provision for income taxes..............    --          --         --           (104)       (17)         (6)        (12)       (79)
                                          --------   ---------   --------   ---------   --------   ---------   --------   ---------
Net income (loss).......................  $(3,100)    $(1,403)    $ (764)    $(2,083)   $(1,873)    $(1,415)   $    345    $   955
                                          --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                          --------   ---------   --------   ---------   --------   ---------
Net income per share....................                                                                       $   0.02    $  0.05
                                                                                                               --------   ---------
                                                                                                               --------   ---------
Shares used in per share calculation....                                                                         18,920     19,225
                                                                                                               --------   ---------
                                                                                                               --------   ---------


                                                                     AS A PERCENTAGE OF TOTAL REVENUES*
Revenues:
  License...............................                88.1%      78.0%       77.5%      70.1%       62.5%       71.0%      76.0%
  Maintenance and service...............                 11.9       22.0        22.5       29.9        37.5        29.0       24.0
                                          --------   ---------   --------   ---------   --------   ---------   --------   ---------
      Total revenues....................                100.0      100.0       100.0      100.0       100.0       100.0      100.0
                                          --------   ---------   --------   ---------   --------   ---------   --------   ---------
Cost of revenues:
  License...............................                  1.6        1.2         1.5        2.2         1.9         1.5        1.1
  Maintenance and service...............                 19.7       15.8        14.7       21.6        21.3        16.5       16.4
                                          --------   ---------   --------   ---------   --------   ---------   --------   ---------
      Total cost of revenues............                 21.3       17.0        16.2       23.8        23.2        18.0       17.5
                                          --------   ---------   --------   ---------   --------   ---------   --------   ---------
Gross profit............................                 78.7       83.0        83.8       76.2        76.8        82.0       82.5
                                          --------   ---------   --------   ---------   --------   ---------   --------   ---------
Operating expenses:
  Sales and marketing...................                 65.0       55.3        77.3       68.0        53.8        43.8       46.2
  Product development and engineering...                 52.0       37.9        42.2       38.5        34.1        24.7       20.2
  General and administrative............                 16.8       13.3        18.1       14.4        14.2         9.5        7.9
                                          --------   ---------   --------   ---------   --------   ---------   --------   ---------
      Total operating expenses..........                133.8      106.5       137.6      120.9       102.1        78.0       74.3
                                          --------   ---------   --------   ---------   --------   ---------   --------   ---------
Income (loss) from operations...........                (55.1)     (23.5)      (53.8)     (44.7)      (25.3)        4.0        8.3
Other income (expense), net.............                 (1.0)       1.9         2.8        2.4         1.0         0.1        1.0
                                          --------   ---------   --------   ---------   --------   ---------   --------   ---------
Income (loss) before income taxes.......                (56.1)     (21.6)      (51.0)     (42.4)      (24.3)        4.1        9.3
Provision for income taxes..............                --         --           (2.7)      (0.4)       (0.1)       (0.1)      (0.7)
                                          --------   ---------   --------   ---------   --------   ---------   --------   ---------
Net income (loss).......................                (56.1)%    (21.6)%     (53.7)%    (42.8)%     (24.4)%       4.0%       8.6%

- ------------
* Percentage of total revenues for the quarter ended June 30, 1994 is not meaningful.

    The Company's total revenues have increased in each quarter following commercial release of its software in August 1994. The increase in each quarter is due to increased market awareness and acceptance of the Company's software, expansion of the Company's direct and indirect sales organizations and increased maintenance and service revenues reflecting the growth in the installed base. Operating expenses have generally increased in dollar amount over the quarters shown as the Company has increased staffing in sales and marketing, product development and general and administrative functions. Operating expenses were higher in the quarter ending March 31, 1995 primarily as a result of an increase in incentive compensation payments to employees due to the Company exceeding its fiscal 1995 operating plan goals.

    Revenues in the quarter ended March 31, 1996 increased 28% to $11.1 million from $8.7 million in the quarter ended December 31, 1995, reflecting increased sales to new and existing customers primarily as a result of increased market awareness and acceptance of the Company's products and expansion of the
Company's direct sales force. The Company believes that increased market awareness and acceptance of the Company's products also contributed to the increase in license revenues as a percentage of total revenues. License revenues in the quarter increased to $8.5 million (76% of total revenues) from $6.2 million (71% of total revenues) in the previous quarter. Maintenance and service revenues increased to $2.7 million in the quarter from $2.5 million in the previous quarter. International revenues increased to $3.3 million in the quarter from $2.1 million in the previous quarter primarily as a result of expanded international operations.

    Cost of revenues for the quarter ended March 31, 1996 increased to $1.9 million (17% of total revenues) from $1.6 million (18% of total revenues) in the previous quarter, primarily as a result of an increase in cost of services attributable to the hiring of additional consulting, customer service and training personnel in the quarter as well as the addition of facilities for training and consulting operations. Cost of license revenues decreased slightly in the quarter.

    Sales and marketing expenses increased to $5.1 million for the quarter ended March 31, 1996 from $3.8 million in the quarter ended December 31, 1995. The increase was due primarily to costs associated with expanded international operations in France and Germany. Product development and engineering and general and administrative expenses increased slightly during the quarter due to increases in product development and administration personnel.

    Other income for the quarter ended March 31, 1996 increased to $112,000 from $10,000 in the previous quarter as a result of increased interest income on the proceeds of the Company's initial public offering.

    As a result of the foregoing, income before taxes increased to $1.0 million for the quarter ended March 31, 1996 from $357,000 in the previous quarter, and net income increased to $955,000 from $345,000.

    The Company's quarterly operating results have varied significantly in the past and may vary significantly in the future, depending on factors such as the size and timing of significant orders and their fulfillment, demand for the Company's products, changes in pricing policies by the Company or its competitors, the number, timing and significance of product enhancements and new product announcements by the Company and its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis, changes in the level of operating expenses, changes in the Company's sales incentive plans, budgeting cycles of its customers, customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors, the cancellation of licenses during the warranty period or nonrenewal of maintenance agreements, product life cycles, software bugs and other product quality problems, personnel changes, changes in the Company's strategy, the level of international expansion, seasonal trends and general domestic and international economic and political conditions, among others. A significant portion of the Company's revenues have been, and the Company believes will continue to be, derived from a limited number of orders placed by large organizations, and the timing of such orders and their fulfillment has caused and will continue to cause material fluctuations in the

Company's operating results, particularly on a quarterly basis. In addition, the Company intends to continue to expand its domestic and international direct sales force. The timing of such expansion and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results. Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because the market for client/server application development software is rapidly evolving, and the Company's sales cycle, from initial evaluation to purchase and the provision of support services, is lengthy and varies substantially from customer to customer. See "Business Risks Product Concentration; Dependence on Emerging Market for High-End Client/Server Applications." Product orders are typically shipped shortly after receipt, and consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's expected revenues. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. Due to all of the foregoing, revenues for any future quarter are not predictable with any significant degree of accuracy. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Although the Company has recently experienced revenue growth, such growth should not be considered indicative of future revenue growth, if any, or of future operating results. Failure by the Company, for any reason, to increase revenues would have a material adverse effect on the Company's business, operating results and financial condition.

    To achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, the Company has often recognized a substantial portion of its revenues in the last month, or even weeks or days, of a quarter. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenues and are therefore relatively fixed in the short term. If revenue levels are below expectations, net income is likely to be disproportionately adversely affected because a proportionately smaller amount of the Company's expenses varies with its revenues. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. Due to all the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

    The operating results of many software companies reflect seasonal trends, and the Company expects to be affected by such trends in the future. The Company expects that such trends will include higher revenues in the Company's quarter ending March 31 and lower or flat revenues in its quarter ending June 30 as a result of efforts by its direct sales force to meet fiscal year-end sales quotas. As a result, the Company could incur a net loss for the quarter ending June 30, 1996. To the extent future international operations constitute a higher percentage of the Company's total revenues, the Company anticipates that it may also experience relatively weaker demand in the quarter ending September 30 as a result of reduced sales activity in Europe during the summer months.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has funded its operations and investments in furniture and equipment through an initial public offering of common stock on March 11, 1996 with net proceeds of $34.3 million, the private sale of equity securities totaling approximately $28.3 million, furniture and equipment leases of approximately $4.1 million and cash advances from development partners. Since inception, the Company has received $6.9 million from development partners and as of March 31, 1996, the Company had repaid, through a variety of royalty and other arrangements, an aggregate of $4.4 million of such advances. Net cash used in operating activities was $6.2 million, $5.1 million and $3.4 million in fiscal 1994, 1995 and 1996, respectively. For such periods, net cash used in operating activities resulted primarily from net losses and increases in accounts receivable associated with increases in revenues, partially offset by increases in deferred revenues, accounts payable and accrued liabilities. The Company's accounts receivable balance increased to 99% of total revenues for the quarter ended March 31, 1996 from 76% of total revenues for the quarter ended March 31, 1995. This increase resulted primarily from the higher proportion of revenues earned during the last month of the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995 and to a lesser extent from the higher proportion of revenues earned related to services, which are recognized over the services period. Although accounts receivable increased as a percentage of revenue in the quarter ended March 31, 1996 compared to prior periods, the Company does not believe that this increase will have a material impact on the timing of the payment of such receivables.

    In 1994, 1995 and 1996, the Company's investing activities have consisted primarily of purchases of furniture and equipment and short-term investments.
Capital expenditures, including those under capital leases, totaled $0.7 million, $1.3 million and $3.4 million in fiscal 1994, 1995 and 1996, respectively, to acquire furniture and equipment, primarily computer hardware, for the Company's growing employee base. The Company expects that its capital expenditures will increase as the Company's employee base grows. At March 31, 1996 the Company did not have any material commitments for capital expenditures.

    At March 31, 1996, the Company had $41.3 million in cash and cash equivalents and short term investments and $39.7 million in working capital. The Company has a $5.0 million revolving line of credit with a bank, but has at no time borrowed under such line. Total borrowings under the revolving line are limited generally to 80% of eligible accounts receivable with interest at 0.75% over the bank's prime lending rate. On March 31, 1996, the Company had approximately $5.0 million of borrowing capacity under the revolving line. The Company's line of credit contains certain financial covenants and restrictions as to various matters including the Company's ability to pay cash dividends and effect mergers or acquisitions without the bank's prior approval. The Company is currently in compliance with such financial covenants and restrictions. The Company has granted a first priority security interest in substantially all of its assets as security for its obligations under its credit line, which expires in July 1996. The Company has an equipment lease line, which at March 31, 1996, provided $5.8 million of leasing capacity at 12% interest and repayable over 42 months. Approximately $1.6 million was available under the equipment lease line as of March 31, 1996. See Notes 3 and 8 of Notes to Consolidated Financial Statements.

    The Company believes that its existing cash, cash equivalents and short-term investments will be adequate to meet its cash needs for at least the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 14(a) for an index to the financial statements and supplementary financial information which are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    In January 1995, the Board of Directors authorized the Company to retain Ernst & Young LLP as its independent auditors and replace Coopers & Lybrand L.L.P. The reports of Coopers & Lybrand L.L.P. for the years ended March 31, 1993, and 1994, which reports have not been included herein or relied upon in the Annual Report on Form 10-K, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or application of accounting principles. During the years ended March 31, 1992, 1993 and 1994 and through the date of replacement, there were no disagreements with Coopers & Lybrand L.L.P. on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers and key employees is included under the caption "Executive Officers" in Part I of the Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is included under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is included under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is included under the caption "Certain Transactions" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Annual Report on Form 10-K:

                                                                                                         PAGE NUMBER
                                                                                                      -----------------

           1.  FINANCIAL STATEMENTS
               Report of Ernst & Young LLP, Independent Auditors....................................             40
               Consolidated Balance Sheets as of March 31, 1996 and 1995............................             41
               Consolidated Statements of Operations for each of the three years in the period ended             42
                March 31, 1996......................................................................
               Consolidated Statements of Stockholders' Equity for each of the three years in the                43
                period ended March 31, 1996.........................................................
               Consolidated Statements of Cash Flows for each of the three years in the period ended             44
                March 31, 1996......................................................................
               Notes to Consolidated Financial Statements...........................................             45

           2.  FINANCIAL STATEMENT SCHEDULE
               Schedule II -- Valuation and Qualifying Accounts
               All schedules, except those listed above, have been omitted because they are not required, not applicable, or the required information is shown in the financial statements and related notes thereto.

           3.  EXHIBITS -- See Item 14(c) below.

    (b) REPORTS ON FORM 8-K.

        No reports on Form 8-K have been filed during the quarter ended March 31, 1996.

    (c) EXHIBITS

EXHIBIT NO.                                                 DESCRIPTION
- -----------  ---------------------------------------------------------------------------------------------------------
       2.1   Agreement and Plan of Merger dated January 22, 1996, for the reincorporation merger of Forte Software,
              Inc., A California corporation, into Forte Software, Inc., a Delaware corporation (the "Registrant").
              (1)
       3.1   Certificate of Incorporation of Registrant, as amended to date. (1)
       3.2   Bylaws of Registrant. (1)
       4.1   Specimen Common Stock certificate. (1)
       4.3   Amended and Restated Investors' Rights Agreement among Registrant and the Founders and Investors specified therein dated as of October 6, 1994. (1)
      10.1   Form of Indemnification Agreement to be entered into by and between Registrant and its officers and directors. (1)
      10.2   Registrant's 1991 Equity Incentive Plan. (1)
      10.3   Registrant's 1996 Stock Option Plan. (1)
      10.4   Registrant's Employee Stock Purchase Plan. (1)
      10.5   Loan and Security Agreement by and between Registrant and Silicon Valley Bank dated as of September 20,
              1994, as modified August 1, 1994. (1)
      10.6   Real property lease by and between Registrant and State of California Public Employee's Retirement System
              dated December 1, 1994. (1)

EXHIBIT NO.                                                 DESCRIPTION
- -----------  ---------------------------------------------------------------------------------------------------------
      10.7   Master Lease Agreement and Warrant Agreement by and between Registrant and Comdisco, Inc. dated as of
              December 28, 1992, as modified by subsequent Equipment Schedules and Warrant Agreements dated May 9,
              1994 and February 15, 1995, and Equipment Schedule dated January 17, 1996. (1)
      10.8   Software Agreement between Digital Equipment Corporation and Registrant dated July 21, 1992, as amended.
              (1)(2)
      10.9   Source Code License and Master Distributor Agreement between Registrant and Mitsubishi Corporation dated
              September 26, 1994. (1)(2)
      10.10  Strategic Software Development and Distribution Agreement between Sequent Computer Systems. Inc. and
              Registrant dated August 6, 1992, as amended. (1)(2)
      11.1   Computation of net loss per share.
      16.1   Letter regarding change in certifying accountant.
      21.1   Subsidiaries of Registrant. (1)
      23.1   Consent of Ernst & Young LLP, Independent Auditors.
      24.1   Power of Attorney (see page 39).
      27.1   Financial Data Schedule.

- ---------
(1) Incorporated by reference to the exhibit of the same number filed with Registrant's Form S-1 Registration Statement (File No. 333-598) declared effective by the Securities and Exchange Commission on March 11, 1996.

(2) Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

    (d) FINANCIAL STATEMENT SCHEDULE

        See Item 14(a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FORTE SOFTWARE, INC.
Date: June 27, 1996                             By:

                                               ---------------------------------
                                                      Rodger E. Weismann
                                                  VICE PRESIDENT, FINANCE AND
                                                       ADMINISTRATION, CHIEF
                                                       FINANCIAL OFFICER AND
                                                             SECRETARY

    KNOW BY ALL PERSONS BY THESE  PRESENTS that each individual whose  signature appears below constitutes and appoints Martin J. Sprinzen and Rodger E. Weismann, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

             SIGNATURE                         TITLE                  DATE
- -----------------------------------  -------------------------  ----------------
                /s/ MARTIN J.        President, Chief
             SPRINZEN                 Executive Officer and
- -----------------------------------   Director (Principal        June 27, 1996
        Martin J. Sprinzen            Executive Officer)

                                     Vice President, Finance
               /s/ RODGER E.          and Administration,
             WEISMANN                 Chief Financial Officer
- -----------------------------------   and Secretary (Principal   June 27, 1996
        Rodger E. Weismann            Financial and Accounting
                                      Officer)

                  /s/ PROMOD
               HAQUE
- -----------------------------------  Director                    June 27, 1996
           Promod Haque

                 /s/ DAVID N.
              STROHM
- -----------------------------------  Director                    June 27, 1996
          David N. Strohm

          /s/ WILLIAM H. YOUNGER,
                JR.
- -----------------------------------  Director                    June 27, 1996
      William H. Younger, Jr.

                /s/ THOMAS A.
             JERMOLUK
- -----------------------------------  Director                    June 27, 1996
        Thomas A. Jermoluk

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Forte Software, Inc.

    We  have  audited  the  accompanying consolidated  balance  sheets  of Forte
Software, Inc. as of March 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forte Software, Inc. at March 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Walnut Creek, California
April 24, 1996

                              FORTE SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                     ASSETS

                                                                                                  MARCH 31,
                                                                                             --------------------
                                                                                               1995       1996
                                                                                             ---------  ---------
Current assets:
  Cash and cash equivalents................................................................  $   9,860  $  35,081
  Short-term investments...................................................................      2,915      6,236
  Accounts receivable, net of allowances of $531 ($365 in 1995)............................      2,960     11,059
  Prepaid expenses and other current assets................................................        383        839
                                                                                             ---------  ---------
Total current assets.......................................................................     16,118     53,215
Furniture, equipment and leasehold improvements, net.......................................      1,847      3,903
Other assets...............................................................................        177        173
                                                                                             ---------  ---------
Total assets...............................................................................  $  18,142  $  57,291
                                                                                             ---------  ---------
                                                                                             ---------  ---------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................................................  $     365  $   1,066
  Accrued compensation and related expenses................................................      1,673      2,881
  Other accrued liabilities................................................................        632      2,529
  Deferred revenue.........................................................................      2,567      5,941
  Current portion of capital lease obligations.............................................        538      1,084
  Current portion of notes payable.........................................................        273     --
                                                                                             ---------  ---------
Total current liabilities..................................................................      6,048     13,501
Capital lease obligations, due after one year..............................................        834      1,714
Notes payable, due after one year..........................................................        456     --
Deferred revenue...........................................................................      3,355      2,032
Commitments
Stockholders' equity:
  Convertible preferred stock, $.01 par value; 5,000,000 shares authorized (13,500,000 in
   1995) no shares issued and outstanding (12,029,883 in 1995).............................        120     --
  Common Stock, $.01 par value; 45,000,000 shares authorized; 18,283,905 shares issued and
   outstanding (3,684,423 in 1995).........................................................         37        183
  Additional paid-in capital...............................................................     28,015     62,618
  Accumulated deficit......................................................................    (20,747)   (22,735)
  Foreign currency translation adjustments.................................................         24        (22)
                                                                                             ---------  ---------
Total stockholders' equity.................................................................      7,449     40,044
                                                                                             ---------  ---------
Total liabilities and stockholders' equity.................................................  $  18,142  $  57,291
                                                                                             ---------  ---------
                                                                                             ---------  ---------

                            See accompanying notes.

                              FORTE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      YEARS ENDED MARCH 31,
                                                                                 -------------------------------
                                                                                   1994       1995       1996
                                                                                 ---------  ---------  ---------
Revenues:
    License fees...............................................................  $  --      $   7,974  $  21,357
    Maintenance and Services...................................................         39      2,033      8,688
                                                                                 ---------  ---------  ---------
  Total revenues...............................................................         39     10,007     30,045
Operating expenses:
    Cost of license fees.......................................................     --            142        456
    Cost of maintenance and services...........................................         36      2,000      5,452
    Sales and marketing........................................................      2,594      7,869     15,060
    Product development and engineering........................................      4,679      5,515      8,069
    General and administrative.................................................        887      1,874      3,168
                                                                                 ---------  ---------  ---------
  Total operating expenses.....................................................      8,196     17,400     32,205
                                                                                 ---------  ---------  ---------
Operating loss.................................................................     (8,157)    (7,393)    (2,160)
Interest income................................................................        223        312        568
Interest expense...............................................................       (126)      (165)      (282)
                                                                                 ---------  ---------  ---------
Loss before income taxes.......................................................     (8,060)    (7,246)    (1,874)
Provision for income taxes.....................................................     --            104        114
                                                                                 ---------  ---------  ---------
Net loss.......................................................................  $  (8,060) $  (7,350) $  (1,988)
                                                                                 ---------  ---------  ---------
Pro forma net loss per share...................................................             $   (0.45) $   (0.11)
                                                                                            ---------  ---------
                                                                                            ---------  ---------
Shares used in computing pro forma net loss per share..........................                16,248     17,517
                                                                                            ---------  ---------
                                                                                            ---------  ---------

                            See accompanying notes.

                              FORTE SOFTWARE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                          CONVERTIBLE PREFERRED
                                                  STOCK                COMMON STOCK       ADDITIONAL                      NOTES
                                          ----------------------  ----------------------    PAID-IN    ACCUMULATED   RECEIVABLE FROM
                                           SHARES      AMOUNT      SHARES      AMOUNT       CAPITAL      DEFICIT      STOCKHOLDERS
                                          ---------  -----------  ---------  -----------  -----------  ------------  ---------------
Balance at March 31, 1993...............      6,926   $      69       3,272   $      33    $   6,096    $   (5,337)     $     (51)
Issuance of common stock................     --          --             343           3           34        --             --
Issuance of preferred stock Series C,
 net of issuance costs..................      3,125          31      --          --            9,003        --             --
Net loss................................     --          --          --          --           --            (8,060)        --
                                          ---------  -----------  ---------       -----   -----------  ------------           ---
Balance at March 31, 1994...............     10,051         100       3,615          36       15,133       (13,397)           (51)
Issuance of common stock................     --          --              69           1           27        --             --
Issuance of preferred stock Series D,
 net of issuance costs..................      1,979          20      --          --           12,855        --             --
Forgiveness of stockholders' notes
 receivable.............................     --          --          --          --           --            --                 51
Foreign currency translation
 adjustment.............................     --          --          --          --           --            --             --
Net loss................................     --          --          --          --           --            (7,350)        --
                                          ---------  -----------  ---------       -----   -----------  ------------           ---
Balance at March 31, 1995...............     12,030         120       3,684          37       28,015       (20,747)        --
Issuance of common stock................     --          --             747           8          334        --             --
Public offering of common stock, net of
 expenses of $3,985.....................     --          --           1,823          18       34,269        --             --
Conversion of preferred stock...........    (12,030)       (120)     12,030         120       --            --             --
Foreign currency translation
 adjustment.............................     --          --          --          --           --            --             --
Net loss................................     --          --          --          --           --            (1,988)        --
                                          ---------  -----------  ---------       -----   -----------  ------------           ---
Balance at March 31, 1996...............     --       $  --          18,284   $     183    $  62,618    $  (22,735)     $  --
                                          ---------  -----------  ---------       -----   -----------  ------------           ---
                                          ---------  -----------  ---------       -----   -----------  ------------           ---


                                              FOREIGN
                                             CURRENCY
                                            TRANSLATION
                                            ADJUSTMENT       TOTAL
                                          ---------------  ---------
Balance at March 31, 1993...............     $  --         $     810
Issuance of common stock................        --                37
Issuance of preferred stock Series C,
 net of issuance costs..................        --             9,034
Net loss................................        --            (8,060)
                                                   ---     ---------
Balance at March 31, 1994...............        --             1,821
Issuance of common stock................        --                28
Issuance of preferred stock Series D,
 net of issuance costs..................        --            12,875
Forgiveness of stockholders' notes
 receivable.............................        --                51
Foreign currency translation
 adjustment.............................            24            24
Net loss................................        --            (7,350)
                                                   ---     ---------
Balance at March 31, 1995...............            24         7,449
Issuance of common stock................        --               342
Public offering of common stock, net of
 expenses of $3,985.....................        --            34,287
Conversion of preferred stock...........        --            --
Foreign currency translation
 adjustment.............................           (46)          (46)
Net loss................................        --            (1,988)
                                                   ---     ---------
Balance at March 31, 1996...............     $     (22)    $  40,044
                                                   ---     ---------
                                                   ---     ---------

                            See accompanying notes.

                              FORTE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     YEARS ENDED MARCH 31,
                                                                                --------------------------------
                                                                                   1994       1995       1996
                                                                                ----------  ---------  ---------
OPERATING ACTIVITIES
Net loss......................................................................  $   (8,060) $  (7,350) $  (1,988)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization...............................................         298        457      1,365
  Forgiveness of interest and principle on notes receivable from
   stockholders...............................................................      --             51     --
  Professional services expense paid with common stock........................           2     --         --
  Changes in operating assets and liabilities:
    Accounts receivable.......................................................         (23)    (2,937)    (8,099)
    Prepaid expenses and other assets.........................................         (30)      (368)      (498)
    Accounts payable..........................................................          62        276        701
    Accrued compensation and related expenses.................................         206      1,446      1,208
    Deferred revenue..........................................................       1,267      3,055      2,051
    Other accrued liabilities.................................................          44        266      1,897
                                                                                ----------  ---------  ---------
Net cash used in operating activities.........................................      (6,234)    (5,104)    (3,363)
INVESTING ACTIVITIES
Purchases of furniture, equipment and leasehold improvements..................        (157)      (430)    (1,220)
Purchase of short-term investments............................................     (13,396)    (3,920)    (6,236)
Maturities of short-term investments..........................................      11,024      5,998      2,915
Proceeds from sale/leaseback of equipment.....................................          69     --         --
                                                                                ----------  ---------  ---------
Net cash (used in) provided by investing activities...........................      (2,460)     1,648     (4,541)
FINANCING ACTIVITIES
Proceeds from issuance of preferred stock.....................................       9,034     12,875     --
Payment on notes payable......................................................         300       (171)      (729)
Reduction of capital lease obligations........................................        (176)      (360)      (775)
Proceeds from issuance of common stock........................................          37         28     34,629
                                                                                ----------  ---------  ---------
Net cash provided by financing activities.....................................       9,195     12,372     33,125
                                                                                ----------  ---------  ---------
Increase in cash and cash equivalents.........................................         501      8,916     25,221
                                                                                ----------  ---------  ---------
Cash and cash equivalents at beginning of year................................         443        944      9,860
                                                                                ----------  ---------  ---------
Cash and cash equivalents at end of year......................................  $      944  $   9,860  $  35,081
                                                                                ----------  ---------  ---------
Supplemental disclosures:
  Interest paid...............................................................  $      111  $     177  $     287
                                                                                ----------  ---------  ---------
  Income taxes paid...........................................................  $   --      $     100  $     118
                                                                                ----------  ---------  ---------
Supplemental disclosures of noncash investing and financing activities:
  Capital lease obligations incurred..........................................  $      552  $     871  $   2,201
                                                                                ----------  ---------  ---------
                                                                                ----------  ---------  ---------

                            See accompanying notes.

                              FORTE SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    THE COMPANY

    Forte Software, Inc. (the "Company"), a Delaware Corporation, was originally incorporated in California in February 1991. The Company designs, develops, markets and supports Forte, a client/ server application development, deployment and management environment for high-end client/server applications.

    In January 1996, the Company reincorporated into Delaware and effected a three-for-two stock split of the Company's common and preferred stock. All share and per share amounts in the accompanying consolidated financial statements have been adjusted retroactively.

    BASIS OF PRESENTATION

    The accompanying financial statements include the accounts of the Company and its wholly owned foreign subsidiaries. The Company translates the accounts of its foreign subsidiaries using the local foreign currency as the functional currency. The assets and liabilities of the foreign subsidiaries are translated into U.S. dollars using exchange rates at the balance sheet date, revenues and expenses are translated using the weighted average exchange rate for the period, and gains and losses from this translation process are credited or charged to stockholders' equity. All significant intercompany accounts and transactions have been eliminated. Foreign currency transaction gains and losses have not been material.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing these financial statements include the allowance for doubtful accounts and valuation of deferred tax assets.

    CASH AND CASH EQUIVALENTS

    Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost, which approximates fair value. Cash equivalents consist principally of U.S. Government securities, commercial paper and corporate notes, money market funds, certificates of deposit and demand deposits. Included in cash and cash equivalents at March 31, 1996 are commercial paper, U.S. Government agency notes and corporate notes in the amount of $20,861,000, $1,325,000 and $8,008,000, respectively.

    SHORT-TERM INVESTMENTS

    As of March 31, 1995, short-term investments consisted principally of short-term U.S. treasury bills and were classified as held-to-maturity securities pursuant to the provisions of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as the Company intended to hold, and did hold, these securities to maturity. Held-to-maturity securities are stated at cost, which approximates fair market value, adjusted for amortization of premiums and accretion of discounts. Such amortization and interest earned on securities classified as held-to-maturity are included in interest income.

    During fiscal year 1996, the Company purchased corporate debt securities and U.S. treasury bills, which will mature in 18 months or less. As of March 31, 1996, these securities are classified as

                              FORTE SOFTWARE, INC.

                                 MARCH 31, 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
available-for-sale securities. Unrealized gains and losses at March 31, 1996 and realized gains and losses for the year then ended were not material. Accordingly, the Company has not made a provision for such amounts in its consolidated balance sheets.

    CONCENTRATIONS OF CREDIT RISK AND CREDIT EVALUATIONS

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments including U.S. Treasury bills, other short-term obligations of the U.S. Government and its agencies, corporate securities, money market funds, and certificates of deposit. The Company places its temporary cash investments primarily with two financial institutions.

    The Company licenses its products primarily to companies in the North America, Europe and Japan. The Company performs ongoing credit evaluations of these customers and generally does not require collateral. Reserves are maintained for potential credit losses.

    REVENUE RECOGNITION

    Software license fee revenue is recognized when a noncancellable license agreement has been executed, the product has been shipped and all significant contractual obligations have been satisfied and the resulting receivable is deemed collectible by management. Revenue from third-party distributors and value added resellers ("VARS") are recognized as products are sold to end users provided the receivable is collectible. The Company provides reserves for estimated product returns. Actual returns have not been material. Maintenance and service revenue includes maintenance revenue which is recognized ratably over the maintenance period and revenue from training and consulting services which is recognized as services are performed. The Company's revenue recognition policy is in compliance with the provisions of the American Institute of Certified Public Accountants Statement of Position 91-1, "Software Revenue Recognition."

    Deferred revenue includes deferred maintenance revenue, prepaid consulting and training and prepaid license fees from third-party resellers.

    INTERNATIONAL OPERATIONS

    The Company operates in one industry segment (the development and marketing of computer software and related services) and markets its products and services internationally through foreign subsidiaries in Europe and Australia, Digital Equipment Corporation on a worldwide basis, and other distributors and resellers located in the United States, Canada, Asia, Europe, South America, South Africa and Israel. Export sales through distributors, resellers and the domestic direct sales organization totaled $0, $890,000 and $5,312,000 for the years ended March 31, 1994, 1995 and 1996, respectively. Sales through the Company's foreign subsidiaries totaled $0, $796,000 and $2,427,000 for the years ended March 31, 1994, 1995 and 1996, respectively.

    SOFTWARE DEVELOPMENT COSTS

    Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. The Company begins capitalization upon completion of a working model. To date, such capitalizable costs

                              FORTE SOFTWARE, INC.

                                 MARCH 31, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) have not been material. Accordingly, the Company has charged all such costs to research and development expense. Future capitalized costs, if any, will be amortized on a straight-line basis over the estimated life of the products or the ratio of current revenue to the total of current and anticipated future revenue, whichever expense is greater.

    FURNITURE EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Furniture, equipment and leasehold improvements are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements and equipment under capital leases are amortized using the straight-line method over the lesser of the lease term or the estimated useful lives.

    INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

    NET LOSS PER SHARE

    Except as noted below, net loss per share is computed using the weighted average number of shares of common stock outstanding. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented through December 31, 1995 (using the treasury stock method).

    Per share information calculated on the above noted basis is as follows (in thousands, except per share amounts):

                                                                                YEARS ENDED MARCH 31,
                                                                           -------------------------------
                                                                             1994       1995       1996
                                                                           ---------  ---------  ---------
Net loss per share.......................................................  $   (1.60) $   (1.38) $   (0.33)
                                                                           ---------  ---------  ---------
Shares used in computing net loss per share..............................      5,054      5,329      6,089
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

    Pro forma net loss per share has been computed as described above and also gives effect, even if antidilutive, to common equivalent shares from convertible preferred stock that automatically converted upon the closing of the Company's initial public offering (using the as-if-converted method). All of the convertible preferred stock outstanding as of the closing date, March 11, 1996, was automatically converted into an aggregate of 12,029,883 shares of common stock.

    ACCOUNTING FOR STOCK-BASED COMPENSATION

    In October 1995, the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (FAS 123) was issued and is effective for the Company's 1997 fiscal year. The Company intends to continue to account for employee stock options in accordance with APB Opinion No. 25 and will make the pro forma disclosures required by FAS 123 in fiscal year 1997.

    RECLASSIFICATIONS

    Certain   reclassifications  have  been  made   to  prior  year's  financial
statements to conform to the current year's presentation.

                              FORTE SOFTWARE, INC.

                                 MARCH 31, 1996

2.  FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
    Furniture, equipment and leasehold improvements consisted of the following (in thousands):

                                                            MARCH 31,
                                                       --------------------
                                                         1995       1996        USEFUL LIVES
                                                       ---------  ---------  ------------------
Furniture and equipment under capital leases.........  $   1,941  $   4,150      36 - 42 months
Equipment............................................        523      1,415      36 - 42 months
Leasehold improvements...............................        175        495           36 months
                                                       ---------  ---------
                                                           2,639      6,060
Less accumulated depreciation and amortization.......       (792)    (2,157)
Furniture, Equipment and leasehold improvements,
 net.................................................  $   1,847  $   3,903
                                                       ---------  ---------
                                                       ---------  ---------

    Accumulated amortization related to assets under capital leases at March 31, 1995 and 1996 totaled $588,000 and $1,528,000, respectively.

3.  LINE OF CREDIT
    At March 31, 1996, the Company had a line of credit agreement with a bank providing for borrowings of up to $5,000,000. Borrowings are collateralized by substantially all of the Company's tangible and intangible assets. Interest is due at the bank's prime rate plus .75% (8.25% prime rate at March 31, 1996). The line is subject to certain financial covenants including the maintenance of certain financial ratios. The Company was in compliance with these covenants during the year ended March 31, 1996. There were no borrowings under the line of credit during the year ended March 31, 1996. The agreement expires on July 31, 1996.

4.  NOTES PAYABLE
    Notes payable consist of the following (in thousands):

                                                                                      MARCH 31
                                                                                --------------------
                                                                                  1995       1996
                                                                                ---------  ---------
Subordinated notes payable to vendor, due in installments through 1997,
 prepaid in December 1995.....................................................  $     729  $  --
Less current portion..........................................................        273     --
                                                                                ---------  ---------
Long-term portion.............................................................  $     456  $  --
                                                                                ---------  ---------
                                                                                ---------  ---------

5.  STOCKHOLDERS' EQUITY

    INITIAL PUBLIC OFFERING

    On March 11, 1996, the Company completed an initial public offering of 1,822,500 shares of common stock at $21.00 per share. The Company received net proceeds of $34,287,000. In connection with the initial public offering, Series A, B, C and D preferred stock converted into 12,029,883 shares of common stock. Approximately $750,000 of the initial public offering expenses are included in other accrued liabilities at March 31, 1996.

                              FORTE SOFTWARE, INC.

                                 MARCH 31, 1996

5.  STOCKHOLDERS' EQUITY (CONTINUED)
    COMMON STOCK

    Common stock has been issued to founders, certain employees and investors of the Company. Certain common shares issued to employees are subject to repurchase rights by the Company in the event of termination of employment at the price originally paid by the employee. At March 31, 1996, common stock was reserved for issuance as follows:

Stock option plan................................................  4,600,185
Warrants.........................................................     78,902
Employee stock purchase plan.....................................    400,000
                                                                   ---------
                                                                   5,079,087
                                                                   ---------
                                                                   ---------

    WARRANTS

    In September 1994, as part of a debt agreement with a bank, the Company granted to the bank warrants to purchase 11,479 shares of Series C preferred stock at an exercise price of $6.53 per share which are now exercisable for common stock.

    As part of a vendor loan agreement, the Company granted to the vendor warrants in June 1992 to purchase 25,511 shares of the Company's common stock at an exercise price of $2.94 per share. Pursuant to the warrant agreement, these warrants were redeemed by the Company for 11,798 shares of common stock in March 1996.

    Warrants to purchase preferred stock have been issued in connection with an equipment lease agreement as follows: in December 1992, the Company issued warrants to purchase 39,173 shares of the Company's Series B preferred stock at an exercise price of $2.30 per share; in May 1994, 12,500 shares of the Company's Series C preferred stock at an exercise price of $4.00 per share; in February 1995, 13,500 shares of Series C preferred stock at an exercise price of $6.67 per share; and in September 1995, 2,250 shares of the Company's Series C preferred stock at an exercise price of $6.67 per share; all of which are now exercisable for common stock. These warrants are exercisable through 2005.

    STOCK OPTION PLAN

    Under the terms of the 1991 Stock Option Plan (the "1991 Plan") eligible key employees, directors, and consultants can receive options to purchase shares of the Company's common stock at a price not less than 100% and 85% of the fair value on the date of the grant for incentive stock options and nonqualified stock options, respectively. The options granted under the 1991 Plan are exercisable over a maximum term of ten years from the date of grant and generally vest over a five-year period. Shares sold under the Plan are subject to various restrictions as to resale and right of repurchase by the Company.

    In January 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan") as the successor to the 1991 Plan. Under the 1996 Plan, eligible key employees, directors, and consultants can receive options to purchase shares of the Company's common stock at a price not less than 85% of the fair market value on the grant date. The Company authorized 4,860,000 shares of common stock to be issued under the 1996 Plan, of which 1,527,127 (including options incorporated from the 1991 Plan and excluding stock options exercised through December 31,
1995) are available for grant at March 31, 1996.

    EMPLOYEE STOCK PURCHASE PLAN

    The Employee Stock Purchase Plan (the "Purchase Plan") was also adopted in January 1996. The Company authorized 400,000 shares of common stock under the Purchase Plan, none of which

                              FORTE SOFTWARE, INC.

                                 MARCH 31, 1996

5.  STOCKHOLDERS' EQUITY (CONTINUED)
have been issued at March 31, 1996. Eligible employees may purchase common stock through payroll deductions, which may not exceed 10% of an employee's compensation. The price of stock purchased under the Purchase Plan will be 85% of the lower of the fair market value of the common stock at the beginning of the twenty-four month offering period or on the applicable semi-annual purchase date. Unless sooner terminated by the Board, the Purchase Plan shall terminate upon the earliest of (i) the last business day in October 2006, (ii) the date on which all shares available for issuance under the Purchase Plan shall have been sold pursuant to purchase rights exercised under the Purchase Plan or (iii) the date on which all purchase rights are exercised in connection with certain corporate transactions.

    A summary of the activity under the 1996 Plan is set forth below:

                                                                           SHARES      EXERCISE PRICE
                                                                         -----------  -----------------
Outstanding at April 1, 1992...........................................      406,671       $ 0.07
  Granted..............................................................      827,501   $0.07 -   0.13
                                                                         -----------  -----------------
Outstanding at March 31, 1993..........................................    1,234,172    0.07 -   0.13
  Granted..............................................................      541,500    0.13 -   0.28
  Exercised............................................................     (348,795)   0.07 -   0.28
  Cancelled............................................................     (142,842)   0.07 -   0.13
                                                                         -----------  -----------------
Outstanding at March 31, 1994..........................................    1,284,035    0.07 -   0.28
  Granted..............................................................    1,681,875    0.28 -   1.33
  Exercised............................................................      (46,494)   0.07 -   0.28
  Cancelled............................................................      (61,599)   0.13 -   0.28
                                                                         -----------  -----------------
Outstanding at March 31, 1995..........................................    2,857,817    0.07 -   1.33
                                                                         -----------
  Granted..............................................................    1,181,075    2.33 -  40.50
  Exercised............................................................     (735,353)   0.07 -  11.00
  Cancelled............................................................     (230,481)   0.07 -  11.00
                                                                         -----------  -----------------
Outstanding at March 31, 1996..........................................    3,073,058   $0.07 - $40.50
                                                                         -----------  -----------------
Vested options at March 31, 1996.......................................      519,404   $0.07 - $11.00
                                                                         -----------
                                                                         -----------

    At March 31, 1996, 324,370 shares of common stock issued through the exercise of options were subject to repurchase by the Company. The Company has entered into agreements with certain officers of the Company that provide for acceleration of vesting of certain options in exchange for shares subject to repurchase in the event the officer's employment is involuntarily terminated following certain acquisitions or changes in control of the Company. Through March 31, 1996, no such shares have been repurchased by the Company.

6.  INCOME TAXES
    There were no provisions for federal or state income taxes for any period as the Company has incurred operating losses and there can be no assurance that the Company will realize the benefit of the net operating loss carryforwards. In the years ended March 31, 1995 and 1996, the Company recorded foreign provisions related to foreign income tax withholding on certain license fees paid to the Company by foreign licensees.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                              FORTE SOFTWARE, INC.

                                 MARCH 31, 1996

6.  INCOME TAXES (CONTINUED)
    Significant components of the Company's current and noncurrent deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

                                                                                          MARCH 31,
                                                                                     --------------------
                                                                                       1995       1996
                                                                                     ---------  ---------
Deferred tax assets:
  Net operating loss carryforwards.................................................  $   5,261  $   5,995
  Deferred revenue.................................................................      1,890      1,647
  Research and development credit carryforwards....................................      1,062      1,062
  Reserves and other accruals......................................................        327        547
  Depreciation.....................................................................        221        363
  Foreign tax credit carryforwards.................................................        100        210
  Other............................................................................        119         83
                                                                                     ---------  ---------
    Total deferred tax assets......................................................      8,980      9,907
Valuation allowance................................................................     (8,820)    (9,437)
Deferred tax liabilities:
  Other............................................................................       (160)      (470)
                                                                                     ---------  ---------
Net deferred tax assets............................................................  $  --      $  --
                                                                                     ---------  ---------
                                                                                     ---------  ---------

    At March 31, 1996, the Company had approximately $16,400,000 in federal net operating loss carryforwards, approximately $7,100,000 in state net operating loss carryforwards and approximately $1,000,000 in research and development credit carryforwards; the federal net operating loss and research and development credit carryforwards expire in the years 2006 through 2011; the state net operating loss carryforwards expire in the years 1996 through 2001. Utilization of net operating losses and credits may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. Such limitations, if any, are not expected to impact the ultimate utilization of the carryforwards.

    During the year ended March 31, 1995 and 1996, the valuation allowance increased by $3,219,000 and $617,000, respectively.

7.  PROFIT SHARING PLAN
    The Company has a 401(k) profit sharing plan (the "401(k) Plan") for its eligible employees. All employees, as defined, are eligible to participate after completion of one month of employment with the Company. Employee contributions to the Plan are subject to certain statutory limitations. The pre-tax voluntary contributions are limited to 15% of the aggregate compensation paid to the employee in all the years since participation in the Plan. The Company's contribution to the 401(k) Plan is discretionary. The Company has not contributed any amounts to the 401(k) Plan to date.

8.  COMMITMENTS
    The Company has entered into operating leases for office space with original terms ranging from twelve to forty-two months. The facility leases generally contain renewal options and provisions adjusting the lease payments based upon changes in operating costs of the buildings.

    The Company also entered into capital leases for certain furniture and equipment under a $5,750,000 equipment lease line with original terms of forty-two months. Approximately $1,600,000 is available under the equipment lease line at March 31, 1996.

                              FORTE SOFTWARE, INC.

                                 MARCH 31, 1996

8.  COMMITMENTS (CONTINUED)
    Capital lease obligations represent the present value of future rental payments under various lease agreements for furniture and equipment. The Company has options to purchase the leased assets at the end of the lease terms for their fair market value.

    The future minimum lease payments under all noncancelable leases having initial terms longer than one year at December 31, 1995 are as follows (in thousands):

                                                                                     CAPITAL    OPERATING
                                                                                     LEASES      LEASES
                                                                                    ---------  -----------
Years ended March 31:
  1997............................................................................  $   1,309   $   1,052
  1998............................................................................      1,071         890
  1999............................................................................        729         515
  2000............................................................................         73      --
                                                                                    ---------  -----------
Total minimum lease payments......................................................      3,182   $   2,457
                                                                                               -----------
                                                                                               -----------
Less interest.....................................................................        384
                                                                                    ---------
Present value of minimum lease payments...........................................      2,798
Less current portion..............................................................      1,084
                                                                                    ---------
Long-term capital lease obligations...............................................  $   1,714
                                                                                    ---------
                                                                                    ---------

    Rent expense for the years ended March 31, 1994, 1995 and 1996 was $338,000, $469,000 and $1,461,000, respectively.

                                                                    EXHIBIT 11.1

                              FORTE SOFTWARE, INC.

                         COMPUTATION OF LOSS PER SHARE

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       YEARS ENDED MARCH 31,
                                                                                  -------------------------------
                                                                                    1994       1995       1996
                                                                                  ---------  ---------  ---------
Actual weighted average shares outstanding for the period:
  Common Stock..................................................................      3,357      3,632      4,215
  SAB 83, Cheap stock...........................................................      1,697      1,697      1,272
  Conversion of outstanding preferred stock.....................................     --         --            602
                                                                                  ---------  ---------  ---------
Total common and cheap stock weighted average shares outstanding................      5,054      5,329      6,089
                                                                                  ---------  ---------  ---------
Net loss........................................................................  $  (8,060) $  (7,350) $  (1,988)
                                                                                  ---------  ---------  ---------
Net loss per share..............................................................  $   (1.60) $   (1.38) $   (0.33)
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

                                                                    EXHIBIT 16.1

    We have read the statements made by Forte Software, Inc. included in this Annual Report on Form 10-K under the caption "Change in Independent Auditors." We understand this Form 10-K will be filed with the Commission in June 1996. We agree with statements concerning our Firm in such Form 10-K.

                                          COOPERS & LYBRAND L.L.P.

                                                                    EXHIBIT 21.1

                              LIST OF SUBSIDIARIES

    The following table sets forth certain information concerning the principle subsidiaries of the Company.

                                                                             STATE OR OTHER
                                                                            JURISDICTION OF
                                  NAME                                       INCORPORATION
- ------------------------------------------------------------------------  --------------------
Forte Software (UK) Limited                                               United Kingdom
Forte Software Pty. Ltd.                                                  Australia
Forte France SARL                                                         France
Forte Software Gmbh                                                       Germany

                                                                    EXHIBIT 23.1

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

    We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-2270) pertaining to the 1996 Stock Option Plan, the Employee Stock Purchase Plan and options under written Compensation Agreements of Forte Software, Inc. of our report dated April 24, 1996, with respect to the consolidated financial statements and schedule of Forte Software, Inc. included in the Annual Report (Form 10-K) for the year ended March 31, 1996.

                                          ERNST & YOUNG LLP

Walnut Creek, California
April 24, 1996

                                                                     SCHEDULE II

                              FORTE SOFTWARE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED MARCH 31, 1994, 1995 AND 1996

                   ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

                                                                    ADDITIONS
                                                      BALANCE AT   CHARGED TO
                                                       BEGINNING    COSTS AND   DEDUCTIONS   BALANCE AT
YEAR ENDED MARCH 31,                                    OF YEAR     EXPENSES    WRITE-OFFS   END OF YEAR
- ----------------------------------------------------  -----------  -----------  -----------  -----------
1994................................................  $   --       $   --       $   --       $   --
1995................................................      --           365,000      --           365,000
1996................................................      365,000      288,000      122,000      531,000