Form 10-Q
period 1996-06-30
FORTE SOFTWARE INC \DE\
filed 1996-08-09
CIK 1006370

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q
(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

             For the quarterly period ended June 30, 1996

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the transition period from _____ to_____

                         Commission file number: 0-27838

                              --------------------

                              FORTE SOFTWARE, INC.
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                       94-3131872
  ---------------------------------                      ---------------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

                              1800 Harrison Street
                            Oakland, California 94612
                                 (510) 869-3400
                  (Address, including zip code, of Registrant's
                principal executive offices and telephone number,
                              including area code)

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X  No __
                                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value                          18,339,000
   (Class of common stock)                (Shares outstanding at June 30, 1996)

FORTE SOFTWARE, INC.
1996 FORM 10-Q ANNUAL REPORT

Table of Contents

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements                                             Page

           Condensed Consolidated Balance Sheets                              3
           At March 31, 1996 and June 30, 1996

           Condensed Consolidated Statements of Operations                    4
           For the Three Months Ended June 30, 1995 and 1996

           Condensed Consolidated Statements of Cash Flows                    5
           For the Three Months Ended June 30, 1995 and 1996

           Notes to Condensed Consolidated Financial Statements               6

Item 2.    Management's Discussion and Analysis of Financial                  8
           Condition and Results of Operations


Part II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                 21
Item 2.    Changes in Securities                                             21
Item 3.    Defaults on Senior Securities                                     21
Item 4.    Submission of Matters to a vote of Security Holders               21
Item 5.    Other Information                                                 21
Item 6.    Exhibits, Financial Statement Schedules and Reports on Form 8-K   21

Signatures                                                                   22

PART 1.
ITEM 1.           FINANCIAL STATEMENTS

                              FORTE SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                    March 31,                 June 30,
                                                                                      1996                      1996
                                                                               ----------------        --------------------
                                                                                                             (unaudited)

ASSETS
Current assets:
    Cash and cash equivalents                                                         $ 35,081                  $   29,015
    Short-term investments                                                               6,236                      13,273
    Accounts receivable, net of allowances of $510 ($531 at March 31,1996)              11,059                       8,875
    Prepaid expenses and other current assets                                              839                         715
                                                                               ----------------        --------------------
Total current assets                                                                    53,215                      51,878

Equipment and leasehold improvements, net                                                3,903                       4,638
Other assets                                                                               173                         220
                                                                               ----------------        --------------------
Total assets                                                                          $ 57,291                  $   56,736
                                                                               ================        ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                  $  1,066                  $    1,450
    Accrued expenses and other liabilities                                               5,410                       4,517
    Deferred revenue                                                                     5,941                       5,987
    Current portion of capital lease obligations and notes payable                       1,084                       1,023
                                                                               ----------------        --------------------
Total current liabilities                                                               13,501                      12,977
                                                                               ----------------        --------------------

Capital lease obligations and notes payable, due after one year                          1,714                       1,542
Deferred revenue                                                                         2,032                       1,808
Commitments
Stockholders' equity:
    Common Stock                                                                           183                         183
    Additional paid-in capital                                                          62,618                      62,642
    Accumulated deficit                                                                (22,735)                    (22,442)
    Foreign currency translation adjustments                                               (22)                         54
    Unrealized loss on short-term investments                                                -                         (28)
                                                                               ----------------        --------------------
Total stockholders' equity                                                              40,044                      40,409
                                                                               ----------------        --------------------
Total liabilities and stockholders' equity                                            $ 57,291                  $   56,736
                                                                               ================        ====================

See accompanying notes to Condensed Consolidated Financial Statements.

                                                                               3

                              FORTE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts; unaudited)

                                                                 Three months ended June 30,
                                                          -------------------------------------------
                                                               1995                      1996
                                                          ----------------         ------------------

Revenues:
    License fees                                             $      3,071               $      8,023
    Maintenance and service                                         1,309                      3,657
                                                          ----------------         ------------------

  Total revenues                                                    4,380                     11,680
                                                          ----------------         ------------------

Operating expenses:
    Cost of license fees                                               95                        138
    Cost of maintenance and service                                   946                      2,378
    Sales and marketing                                             2,980                      5,765
    Product development and engineering                             1,688                      2,284
    General and administrative                                        631                      1,279
                                                          ----------------         ------------------

  Total operating expenses                                          6,340                     11,844
                                                          ----------------         ------------------

Operating loss                                                     (1,960)                      (164)

Interest income, net                                                  104                        489
                                                          ----------------         ------------------

Income (loss) before income taxes                                  (1,856)                       325
Provision for income taxes                                            (17)                       (32)
                                                          ----------------         ------------------

Net income (loss)                                            $     (1,873)              $        293
                                                          ================         ==================

Pro forma net income (loss) per share                        $      (0.11)              $       0.01
                                                          ================         ==================

Shares used in computing net income (loss)
per share                                                          17,660                     21,136
                                                          ================         ==================

See accompanying notes to Condensed Consolidated Financial Statements.

                                                                               4

                              FORTE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)

                                                                                      Three Months Ended June 30,
                                                                               ------------------------------------------
                                                                                    1995                      1996
                                                                               ----------------         -----------------
Operating activities
Net income (loss)                                                                $      (1,873)             $        293
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                            212                       494
  Changes in operating assets and liabilities:
    Accounts receivable                                                                 (1,789)                    2,184
    Prepaid expenses and other assets                                                      125                       153
    Accounts payable                                                                       104                       384
    Accrued expenses and other liabilities                                                (418)                     (893)
    Deferred revenue                                                                     1,797                      (178)
Net cash provided by (used in) operating activities                                     (1,842)                    2,437
                                                                               ----------------         -----------------

Investing activities
Purchases of equipment and leasehold improvements                                         (403)                   (1,139)
Purchase of short-term investments                                                           -                    (7,065)
Maturities of short-term investments
                                                                                           973                         -
                                                                               ----------------         -----------------
Net cash provided by (used in) investing activities                                        570                    (8,204)
                                                                               ----------------         -----------------

Financing activities
Payment on notes payable
                                                                                           (37)                        -
Reduction in capital lease obligations                                                    (113)                     (323)
Proceeds from issuance of common stock                                                                                24
                                                                                            70
                                                                               ----------------         -----------------
Net cash used in financing activities                                                      (80)                     (299)
                                                                               ----------------         -----------------
Decrease in cash and cash equivalents                                                   (1,352)                   (6,066)
Cash and cash equivalents at beginning of period                                         9,860                    35,081
                                                                               ----------------         -----------------
Cash and cash equivalents at end of period                                       $       8,508               $    29,015
                                                                               ================         =================

Supplemental disclosures:
  Interest paid                                                                  $          59               $        67
                                                                               ================         =================
  Income taxes paid                                                              $          18               $        41
                                                                               ================         =================

Supplemental disclosures of noncash investing and financing activities:
  Capital lease obligations incurred                                             $         748               $        90
                                                                               ================         =================

See accompanying notes to Condensed Consolidated Financial Statements.

                              FORTE SOFTWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Basis of Presentation

         The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Annual Report on Form 10-K for the year ended March 31, 1996. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The consolidated results of operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending March 31, 1997. The March 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Net Income (Loss) Per Share

         Except as noted below, net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented through December 31, 1995 (using the treasury stock method).

         Per share information calculated on the above noted basis for the period ended June 30, 1995 is $(0.33) based on 5,629,733 weighted average shares outstanding.

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

                              FORTE SOFTWARE, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (Unaudited)


Short-Term Investments

         As of June 30, 1996, all short-term investments were classified as available-for-sale securities pursuant to the provisions of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are stated at estimated fair market value. Differences between the estimated fair market value and cost are included in the balance sheet as an unrealized loss on short-term investments.

The following is a summary of the Company's investments and reconciliation of the Company's investments to the balance sheet at June 30, 1996 (in thousands).

                                           Estimated
                                             Fair
                                             Value
                                        ---------------

Money market funds                                  9
Commercial Paper                               19,680
Medium Term Notes                               7,269
Municipal Bonds                                 4,017
Corporate Notes                                 6,004
Auction rate preferred stock                    4,010
                                                -----

Total investments                            $ 40,989
                                             ========

                                          Estimated
                                            Fair
                                            Value
                                        ---------------

Cash equivalents                              27,716
Short-term investments                        13,273
                                              ------

Total investments                             40,989
                                              ------

Cash                                           1,299
                                              ------

Total cash, cash equivalents and
short-term investments                      $ 42,288
                                            ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the caption "Business Risks" contained herein.

         The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the three months ended
June 30, 1995 and 1996.

                                                           Three months ended June 30,
                                                             1995              1996
                                                       --------------     -------------
                                                         (unaudited)       (unaudited
Revenues:
  License                                                       70.1%            68.7%
  Maintenance and service                                       29.9             31.3
                                                       --------------     -------------
    Total revenues                                             100.0            100.0
                                                       ==============     =============

Cost of revenues:
  License                                                        2.2              1.2
  Maintenance and service                                       21.6             20.4
                                                       --------------     -------------
    Total cost of revenues                                      23.8             21.5
                                                       --------------     -------------

Gross profit                                                    76.2             78.5

Operating expenses:
  Sales and marketing                                           68.0             49.4
  Product development and engineering                           38.5             19.6
  General and administrative                                    14.4             11.0
                                                       --------------     -------------
    Total operating expenses                                   120.9             79.9

Operating loss                                                 (44.7)            (1.4)
                                                       --------------     -------------
Interest income, net                                             2.4              4.2
                                                       --------------     -------------
Income before income taxes                                     (42.3)             2.8

Provision for income taxes                                      (0.4)            (0.3)
                                                       --------------     -------------
Net income (loss)                                              (42.7)%            2.5%
                                                       ==============     =============

Results of Operations

 Revenues. The Company's total revenues consist of license fees for its Forte application environment, Forte Express and the Forte Web SDK as well as associated maintenance and service revenues. License revenues are recognized upon execution of a license agreement and shipment of the product if no significant contractual obligations remain and collection of the resulting receivable is probable. Allowances for credit risks and for estimated future returns are provided for upon shipment. Returns to date have not been material. Maintenance and service revenues consist of fees for maintenance, training and consulting services. Fees for maintenance and service are charged separately from the license of Forte software. Maintenance revenues consist of fees for ongoing support and product updates and are recognized ratably over the term of the contract, which is typically twelve months. Revenues from training are recognized upon completion of the related training class. Consulting revenues are recognized when the services are performed. The Company has recognized revenues, for all periods presented, in accordance with Statement of Position 91-1 entitled "Software Revenue Recognition."

         The Company's total revenues increased 167% to $11.7 million from $4.4 million for the quarters ended June 30, 1996 and 1995, respectively. The Company's license revenues increased 167% to $8.0 million, or 69% of total revenues, from $3.0 million, or 70% of total revenues, for the quarters ended June 30, 1996 and 1995, respectively. Total license revenues increased primarily as a result of an increase in the number of licenses sold reflecting increased market awareness as well as acceptance of Forte software and expansion of the Company's direct sales organization.

         Maintenance and service revenues increased 179% to $3.7 million, or 31% of total revenues, from $1.3 million, or 30% of revenues, for the quarters ended June 30, 1996 and 1995, respectively. These increases in total maintenance and service revenues were primarily a result of the growing installed base of Forte and the associated increase in demand for maintenance, training and consulting services.

         International revenues include all revenues other than from the United States. International revenues include sales from the Company's direct sales organizations in Europe and Australia and export sales through distributors and resellers in Europe and other areas of the world, as well as international sales made by the domestic direct sales organization. International revenues increased 183% to $3.4 million for the quarter ended June 30, 1996 compared to $1.2 million for the quarter ended June 30, 1995 representing 29% of total revenues for each of the periods. The increase in international revenues reflects a growing direct sales presence in Europe and Australia through the Company's foreign subsidiaries. The Company expects that international license and related maintenance and service revenues will continue to account for a significant portion of its total revenues in the future. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Forte. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially adversely affected.

Cost of Revenues

 Cost of License Revenues. Cost of license revenues consists primarily of royalties paid to third-party vendors, product packaging, documentation and production. Cost of license revenues was $95,000 and $138,000 for the quarters ending June 30, 1995 and 1996, respectively, representing 3% and 2% of license revenues, respectively. The Company has experienced economies of scale related to cost of licenses as a result of revenue growth.

 Cost of Maintenance and Service Revenues. Cost of maintenance and service revenues consists primarily of personnel-related and facilities costs incurred in providing customer support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of maintenance and service revenues was $946,000 and $2.4 million for the quarters ending June 30, 1995 and 1996, respectively, representing 72% and 65% of maintenance and service revenues, respectively. The decrease in cost of maintenance and service revenues for the quarter ended June 30, 1996 as a percentage of maintenance and service revenues was primarily due to improved economies of scale of the technical support center and increased productivity from training, support and consulting personnel. The Company does not expect its cost of maintenance and service revenues to continue to materially decrease as a percentage of maintenance and service revenues. The cost of services as a percentage of services revenues may vary between periods due to the mix of services provided by the Company and the extent to which external contractors are used to provide those services.

Operating Expenses

 Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment and promotional expenses and advertising. Sales and marketing expenses increased from $3.0 million for the quarter ended June 30, 1995 to $5.8 million for the quarter ended June 30, 1996. These increases reflect the hiring of additional sales and marketing personnel, and their related costs, as well as increased costs associated with expanded promotional activities. Sales and marketing expenses represented 68% and 49% of total revenues for the quarters ended June 30, 1995 and 1996, respectively. The decrease in sales and marketing expenses for fiscal 1996 as a percentage of total revenue was primarily due to the more rapid growth in revenues. The Company expects that sales and marketing expenses will continue to increase in dollar amount as the Company continues to hire additional sales and marketing personnel and increase promotional activities in the future.

 Product Development. Product development expenses consist primarily of salaries and other personnel-related expenses and depreciation of development equipment. The Company believes that a significant level of investment for product development is required to remain competitive. Product development expenses increased from $1.7 million for the quarter ended June 30, 1995 to $2.3 million for the quarter ended June 30, 1996. This increase was primarily attributable to additional hiring of product development personnel. Product development expenses represented 39% and 20% of total revenues for the quarters ended June 30, 1995 and 1996, respectively. The decrease in product development expenses for fiscal 1996 as a percentage of total revenue was primarily due to the more rapid growth in revenues. The Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will increase in dollar amount in the future. Because all costs incurred in the research and development of software products and enhancements to existing software products have been expensed as incurred, cost of license revenues includes no amortization of capitalized software development costs.

 General and Administrative. General and administrative expenses increased from $631,000 for the quarter ended June 30, 1995 to $1.3 million in for the quarter ended June 30, 1996. These increases were primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. General and administrative expenses represented 14% and 11% of total revenues for the quarters ended June 30, 1995 and 1996. The decrease in general and administrative expenses for fiscal 1996 as a percentage of total revenue was primarily due to the more rapid growth in revenues. The Company believes that its general and administrative expenses will increase in dollar amount in the future as a result of the expansion of the Company's administrative staff to support its growing operations and as a result of an increase in expense associated with being a public company.

 Interest Income, Net. Interest income, net, represents interest earned by the Company on its cash and cash equivalents and short-term investments offset by interest expense on long-term debt and capitalized leases. Interest income, net, increased from $104,000 for the quarter ended June 30, 1995 to $489,000 for the quarter ended June 30, 1996 primarily as a result of interest income from the Company investing of proceeds of the Company's initial public offering.

 Provision for Income Taxes. The effective tax rate for the quarter ended June 30, 1996 was 10%. The provision for income taxes was due to state and federal alternative minimum taxes and foreign taxes. The effective tax rate for fiscal year 1997 is expected to differ from the federal statutory rate of 34% primarily due to the utilization of net operating loss carryforwards, offset by adjustments of the valuation allowance, alternative minimum taxes and foreign taxes. At March 31, 1996, the Company had approximately $16.4 million in federal net operating loss carryforwards, approximately $7.1 million in state net operating loss carryforwards and approximately $1.0 million in research and development credit carryforwards; the federal net operating loss and research and development credit carryforwards expire in the years 2006 through 2011; the state net operating loss carryforwards expire in the years 1997 through 2001.

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

Liquidity and Capital Resources

         The Company completed an initial public offering of common stock on March 11, 1996 with net proceeds of $34.3 million. The common stock is trading on the Nasdaq National Market under the symbol FRTE.

         The Company generated cash of $2.4 million from operating activities for the quarter ended June 30, 1996 compared to cash used in operations of $1.8 million for the quarter ended June 30, 1996. For the quarter ended June 30, 1996, the increase in cash flow from operations resulted primarily from net income for the quarter, a decrease in accounts receivable and an increase in accounts payable, offset by a decrease in accrued expenses and other liabilities. For the quarter ended June 30, 1995, the net cash used in operating activities was primarily due to an increase in accounts receivable and a decrease in accrued expenses and other liabilities, offset by an increase in deferred revenue.

                  The Company's investing activities consisted of the purchases of interest-bearing securities, as well as purchases of property and equipment. Capital expenditures were $1.1 million for the quarter ended June 30, 1996 compared to $403,000 for the same period in fiscal 1996. Capital expenditures consisted of purchases of computer equipment and office furniture to support its growing employee base. The Company expects that its capital expenditures will increase as the Company's employee base grows. At June 30, 1996 the Company did not have any material commitments for capital expenditures.

         At June 30, 1996, the Company had $42.3 million in cash, cash equivalents and short term investments and $38.9 million in working capital. The Company's $5 million revolving line of credit expired on June 30, 1996. The Company has an equipment lease line, which at June 30, 1996, provided $5.8 million of leasing capacity at 12% interest and repayable over 42 months. Approximately $1.5 million was available under the equipment lease line as of June 30, 1996.

         The Company believes that its existing cash, cash equivalents, short-term investments will be adequate to meet its cash needs for at least the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive.

                                 BUSINESS RISKS

         This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the caption "Business Risks" contained herein.

         Limited Operating History; History of Operating Losses. The Company was founded in February 1991 and first shipped product in August 1994. Although the Company's revenues have increased in each of the last eight quarters and the Company had net income in each of the quarters ended December 31, 1995 through June 30, 1996, the Company incurred net losses in each quarter from inception through the quarter ended September 30, 1995, and had an accumulated deficit of $22.4 million as of June 30, 1996. A substantial portion of the accumulated deficit is due to the significant commitment of resources to the Company's product development and sales organizations. The Company expects to continue to devote substantial resources in these areas and as a result will need to recognize significant quarterly revenues to achieve and maintain profitability. There can be no assurance that any of the Company's business strategies will be successful or the Company will be profitable in any future quarter or period.

         Potential  Fluctuations  in Quarterly  Results;  Uncertainty  of Future
Operating Results; Seasonality. The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, depending on factors such as the size and timing of significant orders and their fulfillment, demand for the Company's products, changes in pricing policies by the Company or its competitors, the number, timing and significance of product enhancements and new product announcements by the Company and its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis, changes in the level of operating expenses, changes in the Company's sales incentive plans, budgeting cycles of its customers, customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors, the cancellation of licenses during the warranty period or nonrenewal of maintenance agreements, product life cycles, software bugs and other product quality problems, personnel changes, changes in the Company's strategy, the level of international expansion, seasonal trends and general domestic and international economic and political conditions, among others. A significant portion of the Company's revenues have been, and the Company believes will continue to be, derived from a limited number of orders placed by large organizations, and the timing of such orders and their fulfillment has caused and could continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. In addition, the Company intends to continue to expand its domestic and international direct sales force. The timing of such expansion and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results. Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because the market for client/server application development software is rapidly evolving, and the Company's sales cycle, from initial evaluation to purchase and the provision of support services, is lengthy and varies substantially from customer to customer. Product orders are typically shipped shortly after receipt, and consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues.  As a  result,  license  revenues  in any  quarter  are  substantially dependent  on orders  booked  and  shipped  in that  quarter.  Due to all of the foregoing, revenues for any future quarter are not predictable with any significant degree of accuracy. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Although the Company has recently experienced revenue growth, such growth should not be considered indicative of future revenue growth, if any, or of future operating results. Failure by the Company, for any reason, to increase revenues would have a material adverse effect on the Company's business, operating results and financial condition.

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

         The operating results of many software companies reflect seasonal trends, and the Company expects to be affected by such trends in the future. The Company believes that it is likely that it will experience relatively higher revenues in the Company's quarter ended March 31 and relatively lower or flat revenues in its quarter ending June 30 as a result of efforts by its direct sales force to meet fiscal year-end sales quotas. As a result, the Company could incur a decline in net income for the quarter ending June 30, 1997 compared to the prior quarter. The Company anticipates that it may experience relatively weaker demand in the quarter ending September 30 as a result of reduced sales activity in Europe during the summer months.

         Product Concentration; Dependence on Emerging Market for High-End Client/Server Applications. All of the Company's revenues have been attributable to sales of Forte, Forte Express, Forte Web SDK and related services. The
Company currently expects Forte, Forte Express, Forte Web SDK and related services to account for all or substantially all of the Company's future revenues. As a result, factors adversely affecting the pricing of or demand for Forte, Forte Express and Forte Web SDK such as competition or technological change, could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of Forte, Forte Express and Forte Web SDK. There can be no assurance that the Company will continue to be successful in marketing the Forte products or other products. Although the Company has recently experienced growth in sales of Forte, Forte Express and Forte Web SDK, there can be no assurance that the market for high-end client/server applications will continue to grow. If the high-end client/server market fails to grow, or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially and adversely affected.

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

         The Company has experienced and expects to continue to experience increased competition from current and future competitors, many of whom have significantly greater financial, technical, marketing and other resources than the Company. The Company's current direct competitors include, among others, Dynasty Technologies, Inc., Seer Technologies, Inc. and NAT Systems, Inc. The
Company expects to compete increasingly with Oracle Corporation, Informix Corporation, Powersoft (a subsidiary of Sybase, Inc.), Microsoft Corporation, IBM Corporation and others. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. The Company expects to face additional competition as other established and emerging companies enter the client/server application development market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to sell additional licenses and maintenance and support renewals on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of Forte licenses and related services, which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

         Risk Associated with New Versions and New Products; Rapid Technological Change. The software market in which the Company competes is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and not marketable. For example, the Company's customers have adopted a wide variety of hardware, software, database and networking platforms, and as a result, to gain broad market acceptance, the Company has had to support Forte on many of such platforms. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by supporting existing and emerging hardware, software, database and networking platforms and by developing and introducing enhancements to Forte and new products on a timely basis that keep pace with such technological developments and emerging industry standards and customer requirements. There can be no assurance that the Company will be successful in developing and marketing enhancements to Forte that respond to technological change, evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of such enhancements or that such enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. The Company has in the past experienced delays in the release dates of enhancements to Forte. If release dates of any future Forte enhancements or new products are delayed or if when released they fail to achieve market acceptance, the Company's business, operating results and financial condition would be materially adversely affected. In addition, the introduction or announcement of new product offerings or enhancements by the Company or the Company's competitors may cause customers to defer or forgo purchases of current versions of Forte, which could have material adverse effect on the Company's business, operating results and financial condition.

         Risk of Software Defects. Software products as internally complex as Forte frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite extensive product testing by the Company, the Company has discovered software errors in versions of Forte after their introduction. Although the Company has not experienced material adverse effects resulting from any such defects or errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, defects and errors will not be found in current versions, new versions or enhancements after commencement of commercial shipments, resulting in loss of revenues or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

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

         Risks Associated with International Operations. Revenues from foreign subsidiaries and export sales accounted for 29% of the Company's total for each of the quarters ended June 30, 1995 and 1996. The Company currently has international sales offices located in the United Kingdom, France, Australia, Germany, Canada and Switzerland, which have generated substantially all direct international revenues recognized by the Company to date. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Forte. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially and adversely affected.

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

         Volatility of Stock Price. The Company's Common Stock has experienced significant price volatility and such volatility may occur in the future. Factors, such as announcements of the introduction of new products by the Company or its competitors and quarter-to-quarter variations in the Company's operating results, as well as market conditions in the technology and emerging growth company sectors, may have a significant impact on the market price of the Company's Common Stock. Further, the stock market has experienced extreme volatitility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of such companies. These market fluctuations may adversely affect the price of the Common Stock.

         Need to Manage a Changing Business. The Company has recently experienced a period of significant revenue growth and an expansion in the number of its employees, the scope of its operating and financial systems and geographic area of its operations. This growth has resulted in new and increased responsibilities for management personnel and has placed significant strain upon the Company's management, operating and financial systems and resources. To accommodate recent growth, compete effectively and manage potential future growth, the Company must continue to implement and improve information systems, procedures and controls and expand, train, motivate and manage its work force. These demands will require the addition of new management personnel. The Company's future success will depend to a significant extent on the ability of its current and future management personnel to operate effectively, both independently and as a group. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's future operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees could have a material adverse effect on the Company's business, operating results and financial condition.

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

PART II

ITEM 1.           LEGAL PROCEEDINGS

         The Company is not a party to any litigation. The Company is not aware of any pending or threatened litigation that could have a material adverse effect upon the Company's business, operating results or financial condition.

ITEM 2.           CHANGES IN SECURITIES

         None

ITEM 3.           DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibit 11.1  Statement Regarding Computation of Earnings Per Share

         (b) Exhibit 27  Financial Data Schedule

         (c) No reports on Form 8-K have been filed during the quarter ended June 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oakland, State of California, on this 9th day of August, 1996.

                              FORTE SOFTWARE, INC.

                              By:  /s/ RODGER E. WEISMANN



                              Rodger E. Weismann

                              Vice President, Finance and Administration, Chief Financial Officer and Secretary