Form 10-Q
period 1996-09-30
FORTE SOFTWARE INC \DE\
filed 1996-11-13
CIK 1006370

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q
(Mark One)

|X|      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934.

                  For the quarterly period ended September 30, 1996

|_|      Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934.

                  For the transition period from _____ to_____

                         Commission file number: 0-27838

                              --------------------

                              FORTE SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                    94-3131872
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

                                   Yes  X        No
                                       ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $0.01 par value                      18,409,520
    (Class of common stock)          (Shares outstanding at September 30, 1996)



FORTE SOFTWARE, INC.
1996 REPORT ON FORM 10-Q

Table of Contents

PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements                                                                     Page

                 Condensed Consolidated Balance Sheets                                                      3
                 At March 31, 1996 and September 30, 1996

                 Condensed Consolidated Statements of Operations                                            4
                 For the Three and Six  Months Ended September 30, 1995 and 1996

                 Condensed Consolidated Statements of Cash Flows                                            5
                 For the Six Months Ended September 30, 1995 and 1996

                 Notes to Condensed Consolidated Financial Statements                                       6

Item 2.          Management's Discussion and Analysis of Financial                                          8
                 Condition and Results of Operations


Part II          OTHER INFORMATION

Item 1.          Legal Proceedings                                                                         21
Item 2.          Changes in Securities                                                                     21
Item 3.          Defaults on Senior Securities                                                             21
Item 4.          Submission of Matters to a vote of Security Holders                                       21
Item 5.          Other Information                                                                         22
Item 6.          Exhibits and Reports on Form 8-K                                                          22

Signatures                                                                                                 23




PART 1.
ITEM 1.           FINANCIAL STATEMENTS

                                                        FORTE SOFTWARE, INC.
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (in thousands)

                                                                                                      March 31,        September 30,
                                                                                                        1996                 1996
                                                                                                      --------             --------
                                                                                                                         (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                                         $ 35,081             $ 25,439
    Short-term investments                                                                               6,236               14,274
    Accounts receivable, net of allowances of $636 ($531 at March
      31, 1996)                                                                                         11,059               13,147
    Prepaid expenses and other current assets                                                              839                1,130
                                                                                                      --------             --------
Total current assets                                                                                    53,215               53,990

Equipment and leasehold improvements, net                                                                3,903                5,103
Other assets                                                                                               173                  250
                                                                                                      --------             --------
Total assets                                                                                          $ 57,291             $ 59,343
                                                                                                      ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                                  $  1,066             $  1,106
    Accrued expenses and other liabilities                                                               5,410                6,394
    Deferred revenue                                                                                     5,941                6,265
    Current portion of capital lease obligations and notes payable                                       1,084                1,001
                                                                                                      --------             --------
Total current liabilities                                                                               13,501               14,766

Capital lease obligations and notes payable, due after one year                                          1,714                1,276
Deferred revenue                                                                                         2,032                1,502
Commitments
Stockholders' equity:
    Common Stock                                                                                           183                  184
    Additional paid-in capital                                                                          62,618               62,701
    Accumulated deficit                                                                                (22,735)             (20,997)
    Foreign currency translation adjustments
                                                                                                           (22)                 (66)
    Unrealized loss on short-term investments                                                             --
                                                                                                                                (23)
                                                                                                      --------             --------
Total stockholders' equity                                                                              40,044               41,799
                                                                                                      --------             --------
Total liabilities and stockholders' equity                                                            $ 57,291             $ 59,343
                                                                                                      ========             ========

See accompanying notes to Condensed Consolidated Financial Statements.

                                                                               3




                                                        FORTE SOFTWARE, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (in thousands, except share and per share amounts; unaudited)

                                                                        Three months ended                    Six months ended
                                                                           September 30,                         September 30,
                                                                     1995               1996               1995              1996
                                                                   --------           --------           --------           --------
Revenues:
    License fees                                                   $  3,623           $  9,833           $  6,694           $ 17,856
    Maintenance and service                                           2,174              4,381              3,483              8,038
                                                                   --------           --------           --------           --------

  Total revenues                                                      5,797             14,214             10,177             25,894

Operating expenses:
    Cost of license fees                                                110                128                205                266
    Cost of maintenance
       and  service                                                   1,236              2,542              2,182              4,920
    Sales and marketing                                               3,117              6,601              6,097             12,366
    Product development and
       engineering                                                    1,980              2,565              3,668              4,849
    General and administrative                                          823              1,248              1,454              2,527
                                                                   --------           --------           --------           --------

  Total operating expenses                                            7,266             13,084             13,606             24,928

Income (loss) from operations                                        (1,469)             1,130             (3,429)               966

Interest income, net                                                     60                520                164              1,009
                                                                   --------           --------           --------           --------

Income (loss) before income taxes                                    (1,409)             1,650             (3,265)             1,975
Provision for income taxes                                                6                205                 23                237
                                                                   --------           --------           --------           --------

Net income (loss)                                                  $ (1,415)          $  1,445           $ (3,288)          $  1,738
                                                                   ========           ========           ========           ========

Pro forma net income (loss) per share
                                                                   $  (0.08)          $   0.07           $  (0.19)          $   0.08
                                                                   ========           ========           ========           ========

Shares used in computing pro forma net
income (loss) per share                                              17,794             21,078             17,725             21,107
                                                                   ========           ========           ========           ========

See accompanying notes to Condensed Consolidated Financial Statements.



                                                        FORTE SOFTWARE, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (in thousands; unaudited)

                                                                                                     Six Months Ended September 30,
                                                                                                     ------------------------------
                                                                                                         1995                1996
                                                                                                       --------            --------
Operating activities
Net income (loss)                                                                                      $ (3,288)           $  1,738
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                                             523               1,120
  Changes in operating assets and liabilities:
    Accounts receivable                                                                                  (3,152)             (2,088)
    Prepaid expenses and other assets                                                                        21                (412)
    Accounts payable                                                                                         55                  40
    Accrued expenses and other liabilities                                                                  216                 984
    Deferred revenue                                                                                      2,441                (206)
                                                                                                       --------            --------
Net cash provided by (used in) operating activities                                                      (3,184)              1,176
                                                                                                       --------            --------

Investing activities
Purchases of equipment and leasehold improvements                                                          (651)             (2,230)
Purchase of short-term investments                                                                         --               (11,027)
Maturities of short-term investments                                                                      2,915               2,966
                                                                                                       --------            --------
Net cash provided by (used in) investing activities                                                       2,264             (10,291)
                                                                                                       --------            --------

Financing activities
Payment on notes payable                                                                                    (37)               --
Reduction in capital lease obligations                                                                     (304)               (611)
Proceeds from issuance of common stock                                                                       83                  84
                                                                                                       --------            --------
Net cash used in financing activities                                                                      (258)               (527)
                                                                                                       --------            --------
Decrease in cash and cash equivalents                                                                    (1,178)             (9,642)
Cash and cash equivalents at beginning of period                                                          9,860              35,081
                                                                                                       --------            --------
Cash and cash equivalents at end of period                                                             $  8,682            $ 25,439
                                                                                                       ========            ========

Supplemental disclosures:
  Interest paid                                                                                        $    110            $    153
                                                                                                       ========            ========
  Income taxes paid                                                                                    $     24            $     93
                                                                                                       ========            ========

Supplemental disclosures of noncash investing and financing activities:
  Capital lease obligations incurred                                                                   $  1,400            $     90
                                                                                                       ========            ========

See accompanying notes to Condensed Consolidated Financial Statements.

                                                                               5

                              FORTE SOFTWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Basis of Presentation

         The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Annual Report on Form 10-K for the year ended March 31, 1996. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The consolidated results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending March 31, 1997. The March 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

         Net income (loss) per share information calculated on the above noted basis for the three month period ended September 30, 1995 is $(0.25) based on 5,764,063 weighted average shares outstanding, and $(0.58) based on 5,694,998 weighted average shares outstanding for the six month period ended September 30, 1995.

         Pro forma net income (loss) per share has been computed as described above and also gives effect, even if antidilutive, to common equivalent shares from convertible preferred stock that automatically converted upon the closing of the Company's initial public offering (using the as-if-converted method). All of the convertible preferred stock outstanding as of the closing date, March 11, 1996, was automatically converted into an aggregate of 12,029,883 shares of common stock.

                              FORTE SOFTWARE, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (Unaudited)

Short-Term Investments

         As of September 30, 1996, all short-term investments were classified as available-for-sale securities pursuant to the provisions of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are stated at estimated fair value. Differences between the estimated fair value and cost are included in the balance sheet as an unrealized loss on short-term investments.

The following is a summary of the Company's investments and reconciliation of the Company's investments to the balance sheet at September 30, 1996 (in thousands).

                                          Estimated
                                            Fair
                                            Value
                                          ----------

Money market funds                        $    11
Commercial Paper                           15,827
Treasury Notes                              2,837
Corporate Notes and Bonds                  11,437
Municipal Bonds                             4,011
Auction rate preferred stock                4,004
Foreign Debt Securities                     1,612
Less Accrued Interest                       (374)
                                          -------
Total investments                         $39,365
                                          =======

                                          Estimated
                                            Fair
                                            Value
                                         ----------

Cash equivalents                         $ 25,091
Short-term investments                     14,274

Total investments                          39,365
                                         --------

Cash                                          348
                                         --------
Total cash, cash equivalents and
short-term investments                   $ 39,713
                                         ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in any such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the caption "Business Risks" contained herein.


         The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the three and the six months ended September 30, 1995 and 1996.

                                                                            Three months ended                  Six months ended
                                                                              September 30,                       September 30,
                                                                               (unaudited)                         (unaudited)
                                                                         1995              1996               1995            1996
                                                                        -----              -----             -----            -----
Revenues:
  License                                                                62.5%              69.2%             65.8%            69.0%
  Maintenance and service                                                37.5               30.8              34.2             31.0
                                                                        -----              -----             -----            -----
    Total revenues                                                      100.0              100.0             100.0            100.0

Cost of revenues:
  License                                                                 1.9                0.9               2.0              1.0
  Maintenance and service                                                21.3               17.9              21.4             19.0
                                                                        -----              -----             -----            -----
    Total cost of revenues                                               23.2               18.8              23.4             20.0

Gross profit                                                             76.8               81.2              76.6             80.0

Operating expenses:
  Sales and marketing                                                    53.8               46.5              60.0             47.8
  Product development and
     engineering                                                         34.1               18.0              36.0             18.7
  General and administrative                                             14.2                8.8              14.3              9.8
                                                                        -----              -----             -----            -----
    Total operating expenses                                            102.1               73.3             110.3             76.3

Income (loss) from operations                                           (25.3)               7.9             (33.7)             3.7
Interest income, net                                                      1.0                3.7               1.6              3.9
                                                                        -----              -----             -----            -----
Income (loss) before income taxes                                       (24.3)              11.6             (32.1)             7.6

Provision for income taxes                                                0.1                1.4               0.2              0.9
Net income (loss)                                                       (24.4)%             10.2%            (32.3)%            6.7%
                                                                        =====              =====             =====            =====

Results of Operations

 Revenues. The Company licenses software under non-cancelable license agreements and provides services including maintenance, training and consulting. License revenues are recognized when a non-cancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable and collectibility is probable. Fees for services are charged separately from the license of the Company's software products. Maintenance revenues consist of fees for ongoing support and product updates and are recognized ratably over the term of the contract, which is typically twelve months. Revenues from training are recognized upon completion of the related training class. Consulting revenues are recognized as the services are performed. Allowances for credit risks and for estimated future returns are provided for upon shipment. Returns to date have not been material. Actual credit losses may differ from the Company's estimates and such differences could be material to the financial statements.

The Company's total revenues increased 145% to $14.2 million from $5.8 million for the quarters ended September 30, 1996 and 1995, respectively. For the six months ended September 30, 1996 total revenues increased 154% to $25.9 million compared to $10.2 million for the six months ended September 30, 1995. The Company's license revenues increased 171% to $9.8 million, or 69% of total revenues, from $3.6 million, or 63% of total revenues, for the quarters ended September 30, 1996 and 1995, respectively. For the six months ended September 30, 1996, license revenues increased 167% to $17.9 million from $6.7 million for the same period in 1995. Total license revenues increased primarily as a result of an increase in the number of licenses sold reflecting increased market awareness as well as acceptance of the Company's products and expansion of the Company's direct sales organization.

Maintenance and service revenues increased 102% to $4.4 million, or 31% of total revenues, from $2.2 million, or 38% of total revenues, for the quarters ended September 30, 1996 and 1995, respectively. Maintenance and service revenues for the six months ended September 30, 1996 increased by 131% to $8.0 million, or 31% of total revenues in 1996 from $3.5 million, or 34% of total revenues for the same period in 1995. These increases in total maintenance and service revenues were primarily a result of the growing installed base of the Company's software products and the associated increase in demand for maintenance, training and consulting services. Service revenues as a percentage of total revenues may vary between periods due to changes in demand for the Company's services and changes in the rate of growth in license revenue.

International  revenues  include all revenues other than from the United States.
International revenues consist of sales from the Company's direct sales organizations in Europe and Australia and export sales through distributors and resellers in Europe and other areas of the world, as well as international sales made by the domestic direct sales organization. International revenues increased 355% to $5.0 million for the quarter ended September 30, 1996 compared to $1.1 million for the quarter ended September 30, 1995 representing 35% and 19% of total revenues, respectively. For the six months ended September 30, 1996 international revenues increased 265% to $8.4 million from $2.3 million for the same period in 1995. The increase in international revenues reflects a growing direct sales presence in Europe, Australia and Canada through the Company's foreign subsidiaries and branches. The Company expects that international license and related maintenance and service revenues will continue to account for a significant portion of its total revenues in the future. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for the Company's products. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially adversely affected.

 Cost of Revenues

 Cost of License Revenues. Cost of license revenues consists primarily of royalties paid to third-party vendors, product packaging, documentation and production. Cost of license revenues was $110,000 and $128,000 for the quarters ended September 30, 1995 and 1996, respectively, representing 3% and 1% of license revenues, respectively. Cost of license revenues was $205,000 or 3% of total license fee revenue and $266,000 or 1% of total license fee revenue for the six month periods ended September 30, 1995 and 1996, respectively. The Company has experienced economies of scale related to cost of licenses as a result of revenue growth.

 Cost of Maintenance and Service Revenues. Cost of maintenance and service revenues consists primarily of personnel-related and facilities costs incurred in providing customer support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of maintenance and service revenues was $1.2 million and $2.5 million for the quarters ended September 30, 1995 and 1996, respectively, representing 57% and 58% of maintenance and service revenues, respectively. Cost of maintenance for the six months ended September 30, 1995 and 1996 was $2.2 million and $4.9 million respectively, representing 63% and 61% of maintenance respectively. The cost of services as a percentage of service revenues may vary between periods depending on the mix of services provided by the Company and the extent to which external contractors are used to provide those services.

 Operating Expenses

 Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment and promotional expenses and advertising. Sales and marketing expenses increased from $3.1 million for the quarter ended September 30, 1995 to $6.6 million for the quarter ended September 30, 1996, and increased from $6.1 million for the six months ended September 30, 1995 to $12.4 million for the six months ended September 30, 1996. These increases reflect the hiring of additional sales and marketing personnel, and their related costs, as well as increased costs associated with expanded promotional activities. Sales and marketing expenses represented 54% and 46% of total revenues for the quarters ended September 30, 1995 and 1996, respectively, and represented 60% and 48% of total revenues for the six months ended September 30, 1995 and 1996, respectively. The decrease in sales and marketing expenses for fiscal 1997 as a percentage of total revenue was primarily due to the more rapid growth in revenues. The Company expects that sales and marketing expenses will continue to increase in dollar amount as the Company continues to hire additional sales and marketing personnel and increase promotional activities in the future.

 Product Development. Product development expenses consist primarily of salaries and other personnel-related expenses and depreciation of development equipment. The Company believes that a significant level of investment for product development is required to remain competitive. Product development expenses increased from $2.0 million for the quarter ended September 30, 1995 to $2.6 million for the quarter ended September 30, 1996. Product development expenses increased from $3.7 million to $4.8 million for the six months ended September 30, 1995 and 1996, respectively. These increases were primarily attributable to additional hiring of product development personnel. Product development expenses represented 34% and 18% of total revenues for the quarters ended September 30, 1995 and 1996, respectively, and represented 36% and 19% for the six months ended September 30, 1995 and 1996, respectively. The decrease in product development expenses for fiscal 1997 as a percentage of total revenue was primarily due to the more rapid growth in revenues. The Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will increase in dollar amount in the future. Because all costs incurred in the research and development of software products and enhancements to existing software products have been expensed as incurred, cost of license revenues includes no amortization of capitalized software development costs.

 General and Administrative. General and administrative expenses increased from $823,000 for the quarter ended September 30, 1995 to $1.2 million for the quarter ended September 30, 1996. General and administrative expenses increased from $1.5 million for the six months ended September 30, 1995 to $2.5 million for the six months ended September 30, 1996. These increases were primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. General and administrative expenses represented 14% and 9% of total revenues for the quarters ended September 30, 1995 and 1996, respectively, and represented 14% and 10% of total revenues for the six months ended September 30, 1995 and 1996, respectively. The decreases in general and administrative expenses for fiscal 1997 as a percentage of total revenue was primarily due to the more rapid growth in revenues. The Company believes that its general and administrative expenses will increase in dollar amount in the future as a result of the expansion of the Company's administrative staff to support its growing operations and as a result of the increased expense associated with being a public company.

 Interest Income, Net. Interest income, net, represents interest earned by the Company on its cash and cash equivalents and short-term investments offset by interest expense on long-term debt and capitalized leases. Interest income, net, increased from $60,000 for the quarter ended September 30, 1995 to $520,000 for the quarter ended September 30, 1996. Interest income, net, increased from $164,000 for the six months ended September 30, 1995 to $1.0 million for the six months ended September 30, 1996. These increases are primarily a result of interest income from the Company investing proceeds of the Company's initial public offering completed on March 11, 1996.

 Provision for Income Taxes. The effective tax rate for the second quarter and the six months ended September 30, 1996 increased to 12% from 10% for the quarter ended June 30, 1996. The provision in the second quarter reflected an increase over the first quarter due to a change in estimate by the Company of its expected effective tax rate for the year. The provision for income taxes was due to state and federal alternative minimum taxes and foreign withholding taxes. The Company expects its fiscal 1997 effective tax rate to be approximately 12%. This rate differs from the federal statutory rate primarily due to the utilization of net operating loss carryovers and tax credits. This rate could change based on a change in the estimated geographic mix of the Company's earnings, the amount of permanent reinvestment offshore of a portion of the Company's fiscal 1997 earnings, or changes in the U.S. tax law.

Liquidity and Capital Resources

         The Company completed an initial public offering of common stock on March 11, 1996 with net proceeds of $34.3 million. The common stock is trading on the Nasdaq National Market under the symbol FRTE.

         The Company generated cash of $1.2 million from operating activities for the six months ended September 30, 1996 compared to cash used in operations of $3.2 million for the six months ended September 30, 1995. For the six months ended September 30, 1996, the increase in cash flow from operations resulted primarily from net income for the period, an increase in accrued expenses and other liabilities, offset by an increase in accounts receivable, and a decrease in prepaid expenses and other assets. For the six months ended September 30, 1995, the net cash used in operating activities was primarily due to net losses for the period, an increase in accounts receivable and a decrease in accrued expenses and other liabilities, offset by an increase in deferred revenue and depreciation and amortization.

         The Company's investing activities consisted of the purchases of interest-bearing securities, as well as purchases of property and equipment. Capital expenditures were $2.3 million for the six months ended September 30, 1996 compared to $651,000 for the same period in fiscal 1996. Capital expenditures consisted of purchases of computer equipment and office furniture to support its growing employee base. The Company expects that its capital expenditures will increase as the Company's employee base grows. At September 30, 1996 the Company did not have any material commitments for capital expenditures.

         At September 30, 1996, the Company had $39.7 million in cash, cash equivalents and short term investments and $39.2 million in working capital. The Company has an equipment lease line, which at September 30, 1996, provided up to $5.8 million of leasing capacity at 12% interest and is repayable over 42 months through the year 2000. Approximately $1.5 million was available under the equipment lease line as of September 30, 1996.

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

                                 BUSINESS RISKS

         This Quarterly Report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in any such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below.

         Limited Operating History; History of Operating Losses. The Company was founded in February 1991 and first shipped product in August 1994. Although the Company's revenues have increased in each of the last nine quarters and the Company had net income in each of the quarters ended December 31, 1995 through September 30, 1996, the Company incurred net losses in each quarter from inception through the quarter ended September 30, 1995, and had an accumulated deficit of $21.0 million as of September 30, 1996. A substantial portion of the accumulated deficit is due to the significant commitment of resources to the Company's product development and sales organizations. The Company expects to continue to devote substantial resources in these areas and as a result will need to recognize significant quarterly revenues to achieve and maintain profitability. There can be no assurance that any of the Company's business strategies will be successful or the Company will be profitable in any future quarter or period.

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

         The operating results of many software companies reflect seasonal trends, and the Company expects to be affected by such trends in the future. The Company believes that it is likely that it will experience relatively higher revenues in the Company's quarter ended March 31 and relatively lower or flat revenues in its quarter ended June 30, as a result of efforts by its direct sales force to meet fiscal year-end sales quotas. As a result, the Company could incur a decline in net income for the quarter ended June 30, 1997 compared to the prior quarter. The Company also anticipates that it may experience relatively weaker demand in the quarter ended September 30 as a result of reduced sales activity in Europe during the summer months.

         Product Concentration; Dependence on Emerging Market for High-End Client/Server Applications. All of the Company's revenues have been attributable to sales of Forte and related products and services. The Company currently expects Forte and related products and services to account for all or substantially all of the Company's future revenues. As a result, factors adversely affecting the pricing of or demand for Forte and related products such as competition or technological change, could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of Forte and related products. There can be no assurance that the Company will continue to be successful in marketing the Forte products or other products. Although the Company has recently experienced growth in sales of Forte and related products, there can be no assurance that the market for high-end client/server applications will continue to grow. If the high-end client/server market fails to grow, or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially and adversely affected.

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

         Risk Associated with New Versions and New Products; Rapid Technological Change. The software market in which the Company competes is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and not marketable. For example, the Company's customers have adopted a wide variety of hardware, software, database and networking platforms, and as a result, to gain broad market acceptance, the Company has had to support its products on many of such platforms. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by supporting existing and emerging hardware, software, database and networking platforms and by developing and introducing enhancements to Forte and new products on a timely basis that keep pace with such technological developments and emerging industry standards and customer requirements. There can be no assurance that the Company will be successful in developing and marketing enhancements to Forte that respond to technological change, evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of such enhancements or that such enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. The Company has in the past experienced delays in the release dates of enhancements to Forte. If release dates of any future Forte enhancements or new products are delayed or if when released they fail to achieve market acceptance, the Company's business, operating results and financial condition would be materially adversely affected. In addition, the introduction or announcement of new product offerings or enhancements by the Company or the Company's competitors may cause customers to defer or forgo purchases of current versions of the Company's products, which could have a material adverse effect on the Company's business, operating results and financial condition.

         Risk of Software Defects. Software products as internally complex as those offered by the Company frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite extensive product testing by the Company, the Company has discovered software errors in versions of Forte after their introduction. Although the Company has not experienced material adverse effects resulting from any such defects or errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, defects and errors will not be found in current versions, new versions or enhancements after commencement of commercial shipments, resulting in loss of revenues or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

         Product Liability. The Company markets its products to customers for the development, deployment and management of high-end client/server applications. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any product liability claims to date, the sale and support of its products by the Company may entail the risk of such claims, which are likely to be substantial in light of the use of such products in business-critical applications. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

         Risks Associated with International Operations. Revenues from foreign subsidiaries and export sales accounted for 19% and 35% of the Company's total revenue for the quarters ended

September 30, 1995 and 1996, respectively, and 23% and 32% for the six months ended September 30, 1995 and 1996, respectively. The Company currently has international sales offices located in the United Kingdom, France, Australia, Germany, Canada and Switzerland, which have generated substantially all direct international revenues recognized by the Company to date. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially and adversely affected.

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

         Volatility of Stock Price. The Company's Common Stock has experienced significant price volatility and such volatility may occur in the future. Factors, such as announcements of the introduction of new products by the Company or its competitors and quarter-to-quarter variations in the Company's operating results, as well as market conditions in the technology and emerging growth company sectors, may have a significant impact on the market price of the Company's Common Stock. Further, the stock market has experienced extreme volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of such companies. These market fluctuations may adversely affect the price of the Common Stock.

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

         None

ITEM 3.           DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 The Company held its annual meeting of Stockholders on August 14, 1996.


The Company's stockholders voted on the following matters:

(a) Election of five directors. All directors proposed by management were elected for a period of one year.


                                                                                                                Number
                                                     Number of                                                    of
                                Number of Votes        Votes       Number of Votes                            Broker Non
      Name of Nominee                 For             Against          Withheld       Number of Abstentions     Votes
     ----------------                 ---             -------          --------      ----------------------     -----
     Martin J. Sprinzen          13,562,206             -               35,480                -                   -
         Promod Haque            13,557,706             -               39,980                -                   -
      Thomas A. Jermoluk         13,562,206             -               35,480                -                   -
       David N. Strohm           13,557,706             -               39,980                -                   -
   William H. Younger, Jr.       13,557,706             -               39,980                -                   -



(b) Ratification of independent public auditors. The stockholders ratified the appointment of Ernst & Young, LLP as the Company's independent public auditors for the fiscal year ended March 31, 1997. 12,589,336 votes were cast in favor of the appointment, 2,300 votes cast against, zero were withheld, there were 6,050 abstentions, and zero broker non votes.

ITEM 5.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibit 11.1  Statement Regarding Computation of Earnings Per Share

             Exhibit 27  Financial Data Schedule

         (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oakland, State of California, on this 14th day of November, 1996.

                               FORTE SOFTWARE, INC.

                               By:        /s/ RODGER E. WEISMANN



                               Rodger E. Weismann

                               Vice President, Finance and  Administration,
                               Chief Financial Officer and Secretary