Form 10-Q
period 1996-12-31
FORTE SOFTWARE INC \DE\
filed 1997-02-11
CIK 1006370

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q
(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the quarterly period ended December 31, 1996

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the transition period from _____ to_____

                         Commission file number: 0-27838

                              --------------------

                              FORTE SOFTWARE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                    94-3131872
                --------                                    ----------
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

                                   Yes  X  No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $0.01 par value                     18,609,142
      (Class of common stock)          (Shares outstanding at December 31, 1996)


FORTE SOFTWARE, INC.
REPORT ON FORM 10-Q

Table of Contents

PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements                                                                     Page

                 Condensed Consolidated Balance Sheets                                                      3
                 At March 31, 1996 and December 31, 1996

                 Condensed Consolidated Statements of Operations                                            4
                 For the Three and Nine Months Ended December 31, 1995 and 1996

                 Condensed Consolidated Statements of Cash Flows                                            5
                 For the Nine Months Ended December 31, 1995 and 1996

                 Notes to Condensed Consolidated Financial Statements                                       6

Item 2.          Management's Discussion and Analysis of Financial                                          8
                 Condition and Results of Operations


PART II          OTHER INFORMATION

Item 1.          Legal Proceedings                                                                         21
Item 2.          Changes in Securities                                                                     21
Item 3.          Defaults on Senior Securities                                                             21
Item 4.          Submission of Matters to a Vote of Security Holders                                       21
Item 5.          Other Information                                                                         22
Item 6.          Exhibits and Reports on Form 8-K                                                          22

Signatures                                                                                                 23



PART 1.
ITEM 1.           FINANCIAL STATEMENTS

                                                        FORTE SOFTWARE, INC.
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (in thousands)

                                                                                                        March 31,       December 31,
                                                                                                          1996              1996
                                                                                                        --------           --------
                                                                                                                         (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                                           $ 35,081           $ 30,991
    Short-term investments                                                                                 6,236             12,194
    Accounts receivable, net of allowances of $945 ($531 at March 31, 1996)                               11,059             16,666
    Prepaid expenses and other current assets                                                                839                916
                                                                                                        --------           --------
Total current assets                                                                                      53,215             60,767

Equipment and leasehold improvements, net                                                                  3,903              5,354
Other assets                                                                                                 173                250
                                                                                                        --------           --------
Total assets                                                                                            $ 57,291           $ 66,371
                                                                                                        ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                                    $  1,066           $  1,252
    Accrued expenses and other liabilities                                                                 5,410              8,666
    Deferred revenue                                                                                       5,941              7,646
    Current portion of capital lease obligations                                                           1,084                981
                                                                                                        --------           --------
Total current liabilities                                                                                 13,501             18,545

Capital lease obligations and notes payable, due after one year                                            1,714              1,038
Deferred revenue                                                                                           2,032                725
Commitments
Stockholders' equity:
    Common Stock                                                                                             183                186
    Additional paid-in capital                                                                            62,618             64,047
    Accumulated deficit                                                                                  (22,735)           (18,448)
    Foreign currency translation adjustments                                                                 (22)               248
    Unrealized gain (loss) on short-term investments                                                        --                   30
                                                                                                        --------           --------
Total stockholders' equity                                                                                40,044             46,063
                                                                                                        --------           --------
Total liabilities and stockholders' equity                                                              $ 57,291           $ 66,371
                                                                                                        ========           ========

See accompanying notes to Condensed Consolidated Financial Statements.

                                                                               3


                                                        FORTE SOFTWARE, INC.
                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (in thousands, except per share amounts; unaudited)

                                                                Three months ended December 31,       Nine months ended December 31,
                                                                    1995               1996               1995              1996
                                                                  --------           --------           --------           --------
Revenues:
    License fees                                                  $  6,196           $ 12,205           $ 12,890           $ 30,061
    Maintenance and service                                          2,530              5,368              6,013             13,406
                                                                  --------           --------           --------           --------
  Total revenues                                                     8,726             17,573             18,903             43,467

Operating expenses:
    Cost of license fees                                               127                228                332                494
    Cost of maintenance and service                                  1,446              3,211              3,628              8,131
    Sales and marketing                                              3,820              7,697              9,917             20,063
    Product development and engineering                              2,155              2,784              5,823              7,633
    General and administrative                                         831              1,250              2,285              3,777
                                                                  --------           --------           --------           --------

  Total operating expenses                                           6,806             11,731             18,025             31,473

Income (loss) from operations                                          347              2,403             (3,082)             3,369

Interest income, net                                                    10                488                174              1,497
                                                                  --------           --------           --------           --------

Income (loss) before income taxes                                      357              2,891             (2,908)             4,866
Provision for income taxes                                             (12)              (342)               (35)              (579)
                                                                  --------           --------           --------           --------

Net income (loss)                                                 $    345           $  2,549           $ (2,943)          $  4,287
                                                                  ========           ========           ========           ========

Pro forma net income (loss) per share                             $   0.02               0.12           $  (0.17)          $   0.20
                                                                  ========           ========           ========           ========

Shares used in computing pro forma net
income (loss) per share                                             18,920             21,156             17,773             21,124
                                                                  ========           ========           ========           ========

See accompanying notes to Condensed Consolidated Financial Statements.

                                                                               4



                                                        FORTE SOFTWARE, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (in thousands; unaudited)

                                                                                                      Nine Months Ended December 31,
                                                                                                       ----------------------------
                                                                                                          1995               1996
                                                                                                        --------           --------
Operating activities
Net income (loss)                                                                                       $ (2,943)          $  4,287

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                                              913              1,788
  Changes in operating assets and liabilities:
    Accounts receivable                                                                                   (5,379)            (5,472)
    Prepaid expenses and other assets                                                                        182               (154)
    Accounts payable                                                                                         522                321
    Accrued expenses and other liabilities                                                                   872              3,256
    Deferred revenue                                                                                       1,800                398
                                                                                                        --------           --------
Net cash provided by (used in) operating activities                                                       (4,033)             4,424
                                                                                                        --------           --------

Investing activities
Purchases of equipment and leasehold improvements                                                           (848)            (3,149)
Purchase of short-term investments                                                                          --              (10,784)
Maturities of short-term investments                                                                       2,915              4,856
                                                                                                        --------           --------
Net cash provided by (used in) investing activities                                                        2,067             (9,077)
                                                                                                        --------           --------

Financing activities
Payment on notes payable                                                                                    (729)              --
Reduction in capital lease obligations                                                                      (532)              (869)
Proceeds from issuance of common stock                                                                       109              1,432
                                                                                                        --------           --------
Net cash provided by (used in) financing activities                                                       (1,152)               563
                                                                                                        --------           --------
Decrease in cash and cash equivalents                                                                     (3,118)            (4,090)
Cash and cash equivalents at beginning of period                                                           9,860             35,081
                                                                                                        --------           --------
Cash and cash equivalents at end of period                                                              $  6,742           $ 30,991
                                                                                                        ========           ========

Supplemental disclosures:
  Interest paid                                                                                         $    207           $    192
                                                                                                        ========           ========
  Income taxes paid                                                                                     $     40           $    162
                                                                                                        ========           ========

Supplemental disclosures of noncash investing and financing activities:
  Capital lease obligations incurred                                                                    $  1,752           $     90
                                                                                                        ========           ========

See accompanying notes to Condensed Consolidated Financial Statements.

                              FORTE SOFTWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Basis of Presentation

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Annual Report on Form 10-K for the year ended March 31, 1996. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The consolidated results of operations for the period ended December 31, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending March 31, 1997. The March 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

Net income (loss) per share information calculated on the above noted basis for the three month period ended December 31, 1995 is $0.05 based on 6,890,000 weighted average shares outstanding, and $(0.51) based on 5,743,000 weighted average shares outstanding for the nine month period ended December 31, 1995.

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

                              FORTE SOFTWARE, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (Unaudited)

Short-Term Investments

As of December 31, 1996, all short-term investments were classified as available-for-sale securities pursuant to the provisions of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are stated at estimated fair value. Differences between the estimated fair value and cost are included in the balance sheet as an unrealized loss on short-term investments.

The following is a summary of the Company's investments and reconciliation of the Company's investments to the balance sheet at December 31, 1996 (in thousands).

                                             Estimated
                                               Fair
                                               Value
                                         ------------------


Commercial Paper                          $         27,271
Treasury Notes                                       2,892
Medium Term Notes                                    4,251
Corporate Notes and Bonds                            5,272
                                          ----------------
Total investments                         $         39,686
                                          ================




                                             Estimated
                                               Fair
                                               Value
                                         ------------------

Cash equivalents                           $        27,492
Short-term investments                              12,194
                                          ----------------

Total investments                                   39,686
                                          ----------------

Cash                                                 3,499
                                          ----------------

Total cash, cash equivalents and
short-term investments                    $         43,185
                                          ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in any such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the caption "Business Risks" herein and elsewhere under the caption "Business Risks" in the fiscal 1996 Annual Report on Form 10-K.


         The  following  table  sets forth  certain  consolidated  statement  of operations  data as a  percentage  of total  revenues  for the three and the six months ended December 31, 1995 and 1996.
                                                                             Three months ended                Nine months ended
                                                                                December 31,                      December 31,
                                                                                (unaudited)                       (unaudited)
                                                                          1995              1996             1995             1996
                                                                         -----             -----             -----           -----
Revenues:
  License                                                                 71.0%             69.4%             68.2%           69.2%
  Maintenance and service                                                 29.0              30.6              31.8            30.8
                                                                         -----             -----             -----           -----
    Total revenues                                                       100.0             100.0             100.0           100.0

Cost of revenues:
  License                                                                  1.5               1.3               1.8             1.1
  Maintenance and service                                                 16.5              18.3              19.1            18.7
                                                                         -----             -----             -----           -----
    Total cost of revenues                                                18.0              19.6              20.9            19.8

Gross profit                                                              82.0              80.4              79.1            80.2

Operating expenses:
  Sales and marketing                                                     43.8              43.8              52.4            46.2
  Product development and engineering                                     24.7              15.8              30.8            17.6
  General and administrative                                               9.5               7.1              12.1             8.7
                                                                         -----             -----             -----           -----
    Total operating expenses                                              78.0              66.7              95.3            72.5

Income (loss) from operations                                              4.0              13.7             (16.2)            7.7
Interest income, net                                                       0.1               2.8               0.9             3.4
                                                                         -----             -----             -----           -----
Income (loss) before income taxes                                          4.1              16.5             (15.3)           11.1

Provision for income taxes                                                (0.1)             (1.9)             (0.2)           (1.3)
                                                                         -----             -----             -----           -----
Net income (loss)                                                          4.0%             14.6%            (15.5)%           9.8%
                                                                         =====             =====             =====           =====

                                                                               8

Results of Operations

Revenues. The Company licenses software under non-cancelable license agreements and provides services including maintenance, training and consulting. License revenues are recognized when a non-cancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable and collectibility is probable. Fees for services are charged separately from the license of the Company's software products. Maintenance revenues consist of fees for ongoing support and product updates and are recognized ratably over the term of the contract, which is typically twelve months. Revenues from training are recognized upon completion of the related training class. Consulting revenues are recognized as the services are performed. Allowances for credit risks and for estimated future returns are provided for upon shipment. Returns to date have not been material. Actual credit losses and returns may differ from the Company's estimates and such differences could be material to the financial statements.

The Company's total revenues increased 101% to $17.6 million from $8.7 million for the quarters ended December 31, 1996 and 1995, respectively. For the nine months ended December 31, 1996 total revenues increased 130% to $43.5 million compared to $18.9 million for the nine months ended December 31, 1995. The
Company's license revenues increased 97% to $12.2 million, or 69% of total revenues, from $6.2 million, or 71% of total revenues, for the quarters ended December 31, 1996 and 1995, respectively. For the nine months ended December 31, 1996, license revenues increased 133% to $30.1 million from $12.9 million for the corresponding period in 1995. Total license revenues increased primarily as a result of an increase in the number of licenses sold reflecting increased market awareness, acceptance of the Company's products in the market place, expansion of the Company's direct sales organization, and growing revenues from international distributors and value added resellers.

Maintenance and service revenues increased 112% to $5.4 million, or 31% of total revenues, from $2.5 million, or 29% of total revenues, for the quarters ended December 31, 1996 and 1995, respectively. Maintenance and service revenues for the nine months ended December 31, 1996 increased by 123% to $13.4 million, or 31% of total revenues in 1996 from $6.0 million, or 32% of total revenues for the same period in 1995. These increases in total maintenance and service revenues were primarily a result of the growing installed base of the Company's software products and the associated increase in demand for maintenance, training and consulting services. Service revenues as a percentage of total revenues may vary between periods due to changes in demand for the Company's services and changes in the rate of growth in license revenue.

International  revenues  include all revenues other than from the United States.
International revenues consist of sales from the Company's direct sales organizations in Europe and Australia and export sales through distributors and resellers in Europe and other areas of the world, as well as international sales made by the domestic direct sales organization. International revenues increased 271% to $7.8 million for the quarter ended December 31, 1996 compared to $2.1 million for the quarter ended December 31, 1995 representing 44% and 24% of total revenues, respectively. For the nine months ended December 31, 1996 international revenues increased 268% to $16.2 million from $4.4 million for the same period in 1995, representing 37% and 23% of total revenues, respectively. The increase in international revenues reflects a growing direct sales presence in Europe, Australia and Canada through the Company's foreign subsidiaries and branches as well as growth from distributors in Asia, Europe and South America. The Company expects that international license and related maintenance and service revenues will continue to account for a significant portion of its total revenues in the future. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for the Company's products. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially adversely affected.

Cost of Revenues

Cost of License Revenues. Cost of license revenues consist primarily of royalties paid to third-party vendors, product packaging, documentation and production. Cost of license revenues was $127,000 and $228,000 for the quarters ended December 31, 1995 and 1996, respectively, representing 2% of license revenues. Cost of license revenues was $322,000 and $494,000 representing 3% and 2% of total license fee revenue for the nine month periods ended December 31, 1995 and 1996, respectively. The Company has experienced economies of scale related to cost of licenses as a result of revenue growth.

Cost of Maintenance and Service Revenues. Cost of maintenance and service revenues consist primarily of personnel-related and facilities costs incurred in providing customer support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of maintenance and service revenues was $1.4 million and $3.2 million for the quarters ended December 31, 1995 and 1996, respectively, representing 57% and 60% of maintenance and service revenues, respectively. Cost of maintenance and services for the nine months ended December 31, 1995 and 1996 was $3.6 million and $8.1 million, representing 60% and 61% of maintenance, respectively. The cost of services as a percentage of service revenues may vary between periods depending on the mix of services provided by the Company and the extent to which external contractors are used to provide those services.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment, promotional expenses and advertising. Sales and marketing expenses increased from $3.8 million for the quarter ended December 31, 1995 to $7.7 million for the quarter ended December 31, 1996, and increased from $9.9 million for the nine months ended December 31, 1995 to $20.1 million for the nine months ended December 31, 1996. These increases reflect the hiring of additional sales and marketing personnel, and their related costs, as well as increased costs associated with expanded promotional activities. Sales and marketing expenses represented 44% of total revenues for each of the quarters ended December 31, 1995 and 1996, respectively, and represented 52% and 46% of total revenues for the nine months ended December 31, 1995 and 1996, respectively. The decrease in sales and marketing expenses for nine months ended December 31, 1996 as a percentage of total revenue was primarily due to the more rapid growth in revenues.

The Company expects that sales and marketing expenses will continue to increase in dollar amount as the Company continues to hire additional sales and marketing personnel and increase promotional activities in the future.


Product Development. Product development expenses consist primarily of salaries and other personnel-related expenses and depreciation of development equipment. The Company believes that a significant level of investment for product development is required to remain competitive. Product development expenses increased from $2.2 million for the quarter ended December 31, 1995 to $2.8 million for the quarter ended December 31, 1996. Product development expenses increased from $5.8 million to $7.6 million for the nine months ended December 31, 1995 and 1996, respectively. These increases were primarily attributable to additional hiring of product development personnel. Product development expenses represented 25% and 16% of total revenues for the quarters ended December 31, 1995 and 1996, respectively, and represented 31% and 18% for the nine months ended December 31, 1995 and 1996, respectively. The decrease in product development expenses for nine months ended December 31, 1996 as a percentage of total revenue was primarily due to the more rapid growth in revenues. The Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will increase in dollar amount in the future. Because all costs incurred in the research and development of software products and enhancements to existing software products have been expensed as incurred, cost of license revenues includes no amortization of capitalized software development costs.

General and Administrative. General and administrative expenses increased from $831,000 for the quarter ended December 31, 1995 to $1.3 million for the quarter ended December 31, 1996. General and administrative expenses increased from $2.3 million for the nine months ended December 31, 1995 to $3.8 million for the nine months ended December 31, 1996. These increases were primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. General and administrative expenses represented 10% and 7% of total revenues for the quarters ended December 31, 1995 and 1996, respectively, and represented 12% and 9% of total revenues for the nine months ended December 31, 1995 and 1996, respectively. The decreases in general and administrative expenses for the nine months ended December 31, 1996 as a percentage of total revenue was primarily due to the more rapid growth in revenues. The Company believes that its general and administrative expenses will increase in dollar amount in the future as a result of the expansion of the Company's administrative staff to support its growing operations and as a result of the increased expense associated with being a public company.

Interest Income, Net. Interest income, net, represents interest earned by the Company on its cash and cash equivalents and short-term investments offset by interest expense and capitalized leases. Interest income, net, increased from $10,000 for the quarter ended December 31, 1995 to $488,000 for the quarter ended December 31, 1996. Interest income, net, increased from $174,000 for the nine months ended December 31, 1995 to $1.5 million for the nine months ended December 31, 1996. These increases are primarily a result of interest income from the Company investing proceeds of the Company's initial public offering completed on March 11, 1996.

Provision for Income Taxes. The effective tax rate for the third quarter and the nine months ended December 31, 1996 was 12%. The provision for income taxes was due to state and federal alternative minimum taxes and foreign withholding taxes. The Company expects its fiscal 1997 effective tax rate to be approximately 12%. This rate differs from the federal statutory rate primarily due to the utilization of net operating loss carryovers and tax credits. This rate could change based on a change in the estimated geographic mix of the Company's earnings, the amount of permanent reinvestment offshore of a portion of the Company's earnings for the nine months ended December 31, 1996 or changes in the U.S. tax law.

Liquidity and Capital Resources

The Company completed an initial public offering of common stock on March 11, 1996 with net proceeds of $34.3 million. The common stock is trading on the Nasdaq National Market under the symbol FRTE.

The Company generated cash of $4.4 million from operating activities for the nine months ended December 31, 1996 compared to cash used in operations of $4.0 million for the nine months ended December 31, 1995. For the nine months ended December 31, 1996, the increase in cash flow from operations resulted primarily from net income for the period, an increase in accrued expenses and other liabilities, an increase in depreciation and amortization, partially offset by an increase in accounts receivable. For the nine months ended December 31, 1995, the net cash used in operating activities was primarily due to net losses for the period, an increase in accounts receivable partially offset by an increase in deferred revenue, accrued liabilities and depreciation and amortization.

The Company's investing activities consisted of the purchases of interest-bearing securities, as well as purchases of property and equipment. Capital expenditures were $3.1 million for the nine months ended December 31, 1996 compared to $848,000 for the nine months ended December 31, 1995. Capital expenditures consisted of purchases of computer equipment and office furniture to support the Company's growing employee base. The Company expects that its capital expenditures will increase as the Company's employee base grows. At December 31, 1996, the Company did not have any material commitments for capital expenditures.

At December 31, 1996, the Company had $43.2 million in cash, cash equivalents and short term investments and $42.2 million in working capital. The Company has an equipment lease line, which at December 31, 1996, provided up to $5.8 million of leasing capacity at 12% interest and is repayable over 42 months through the year 2000. Approximately $1.5 million was available under the equipment lease line as of December 31, 1996.

The Company believes that its existing cash, cash equivalents and short-term investments will be adequate to meet its cash needs for at least the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. There can be no assurance that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive.

                                 BUSINESS RISKS

         This Quarterly Report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in any such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and elsewhere under the caption "Business Risks" in the fiscal 1996 Annual Report on Form 10-K.

Limited Operating History; History of Operating Losses. The Company was founded in February 1991 and first shipped product in August 1994. Although the Company's revenues have increased in each of the last ten quarters and the Company had net income in each of the quarters ended December 31, 1995 through December 31, 1996, the Company incurred net losses in each quarter from inception through the quarter ended December 31, 1995, and had an accumulated deficit of $18.4 million as of December 31, 1996. A substantial portion of the accumulated deficit is due to the significant commitment of resources to the Company's product development and sales organizations. The Company expects to continue to devote substantial resources in these areas and as a result will need to recognize significant quarterly revenues to achieve and maintain profitability. There can be no assurance that any of the Company's business strategies will be successful or the Company will be profitable in any future quarter or period.

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

Product Concentration; Dependence on Emerging Market for High-End Client/Server Applications. All of the Company's revenues have been attributable to sales of FORTE and related products and services. The Company currently expects FORTE and related products and services to account for all or substantially all of the Company's future revenues. As a result, factors adversely affecting the pricing of or demand for FORTE and related products such as competition or technological change, could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of FORTE and related products. There can be no assurance that the Company will continue to be successful in marketing the FORTE products or other products. Although the Company has recently experienced growth in sales of FORTE and related products, there can be no assurance that the market for high-end client/server application development software will continue to grow. If the high-end client/server market fails to grow, or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially and adversely affected.

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

The Company has experienced and expects to continue to experience increased competition from current and future competitors, many of whom have significantly greater financial, technical, marketing and other resources than the Company. The Company's current direct competitors include, among others, Dynasty Technologies, Inc., NAT Systems, Inc., Seer Technologies, Inc. and Texas
Instruments, Inc. The Company expects to compete increasingly with IBM Corporation, Informix Corporation, Microsoft Corporation, Oracle Corporation, Powersoft (a subsidiary of Sybase, Inc.) and others. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. The Company expects to face additional competition as other established and emerging companies enter the client/server application development market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to sell additional licenses and maintenance and support renewals on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of FORTE licenses and related services, which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

Risk Associated with New Versions and New Products; Rapid Technological Change. The software market in which the Company competes is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and not marketable. For example, the Company's customers have adopted a wide variety of hardware, software, database and networking platforms, and as a result, to gain broad market acceptance, the Company has had to support its products on many of such platforms. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by supporting existing and emerging hardware, software, database and networking platforms and by developing and introducing enhancements to FORTE and new products on a timely basis that keep pace with such technological developments and emerging industry standards and customer requirements. There can be no assurance that the Company will be successful in developing and marketing enhancements to FORTE and related products that respond to technological change, evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of such enhancements and related products or that such enhancements or related products will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. The Company has in the past experienced delays in the release dates of enhancements to FORTE. If release dates of any future FORTE enhancements and related products or new products are delayed or if when released they fail to achieve market acceptance, the Company's business, operating results and financial condition would be materially adversely affected. In addition, the introduction or announcement of new product offerings or enhancements by the Company or the Company's competitors may cause customers to defer or forgo purchases of current versions of the Company's products, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

Risks Associated with International Operations. Revenues from foreign subsidiaries and export sales accounted for 24% and 44% of the Company's total revenue for the quarters ended December 31, 1995 and 1996, respectively, and 23% and 37% for the nine months ended December 31, 1995 and 1996, respectively. The Company currently has international sales offices located in the United Kingdom, France, Australia, Germany, Canada and Switzerland, which have generated substantially all direct international revenues recognized by the Company to date. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially and adversely affected.

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

Proprietary Rights, Risks of Infringement and Source Code Release. The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has one issued United States patent that expires in 2012 and corresponding patent applications pending in Canada, Australia, Japan and several member countries within the European Patent Organization. There can be no assurance that the Company's patent will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. The Company has registered the trademark FORTE in the United Kingdom, and trademark registration applications for FORTE are pending in the United States and several other countries. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. The Company has entered into source code escrow agreements with a limited number of its customers and resellers requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. In addition, Digital Equipment Corporation ("Digital"), Sequent Computer Systems, Inc. ("Sequent") and Mitsubishi Corporation ("Mitsubishi") each currently possesses copies of FORTE source code for certain limited purposes, subject to the terms of separate written agreements each company has entered into with the Company. Digital and Sequent each has an option to purchase a non-exclusive, fully-paid license of the FORTE source code. Digital's option becomes exercisable if the Company is acquired and the acquiror fails to agree to assume the Company's contractual obligations to Digital, and Sequent's option is exercisable if the Company is acquired by certain Sequent competitors. The provision of source code may increase the likelihood of misappropriation by third parties.

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

Volatility of Stock Price. The Company's Common Stock has experienced significant price volatility and such volatility may occur in the future. Factors, such as announcements of the introduction of new products by the Company or its competitors and quarter-to-quarter variations in the Company's operating results, as well as market conditions in the technology and emerging growth company sectors, may have a significant impact on the market price of the Company's Common Stock. Further, the stock market has experienced extreme volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of such companies. These market fluctuations may adversely affect the price of the Company's Common Stock.

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

PART II

ITEM 1.           LEGAL PROCEEDINGS

The Company is a party to one litigation involving claims brought by a former employee. The Company intends to defend such litigation vigorously, and does not believe that such litigation will have a material adverse effect upon the Company's business, operating results or financial condition. The Company is not aware of any pending or threatened litigation that could have a material adverse effect upon the Company's business, operating results or financial condition.

ITEM 2.           CHANGES IN SECURITIES

         None

ITEM 3.           DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

               None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibit 11.1 Statement Regarding Computation of Earnings Per Share

               Exhibit 27  Financial Data Schedule

         (b) No reports on Form 8-K have been filed during the quarter ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oakland, State of California, on this 10th day of February, 1997.


                                   FORTE SOFTWARE, INC.

                                   By:        /s/ RODGER E. WEISMANN
                                   ---------------------------------------
                                   Rodger E. Weismann

                                   Vice President, Finance and Administration, Chief Financial Officer and Secretary