Form 10-K
period 1997-03-31
FORTE SOFTWARE INC \DE\
filed 1997-06-26
CIK 1006370

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1997
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                          Common Stock, $.01 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on May 31, 1997 as reported on the Nasdaq National Market System, was approximately $200,343,386. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 31, 1997 the Registrant had outstanding 19,263,884 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 12, 1997 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

FORTE SOFTWARE, INC.
1997 REPORT ON FORM 10-K

Table of Contents

PART I

Item 1.  Business

Item 2.  Properties

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Item 6.  Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8.  Financial Statements and Supplementary Data

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10.  Directors and Executive Officers of Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

PART I

This Annual Report on Form 10-K contains forward-looking statements which reflect the Company's current views with respect to future events and financial performance. In this report, the words "anticipate," "believes," "expects," "intends," "future," and other similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in "Business Risks" below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations," that could cause actual results to differ materially from historical results or those anticipated.

ITEM 1.  BUSINESS

Introduction

         Forte Software, Inc. (the "Company") designs, develops, markets and supports Forte, a software application development, deployment and management environment for distributed enterprise applications. Forte was designed to enable organizations to create applications with powerful functionality that support up to hundreds or thousands of concurrent users with high levels of reliability, performance and manageability. Forte reduces complexity for developers by providing automatic application partitioning, object-oriented, component-based development and independence from specific hardware platforms, operating systems and databases. Forte's multi-tier architecture increases developer productivity, business flexibility and the efficient use of computing resources. Forte allows organizations to use information technology ("IT") more strategically and improve their ability to compete in today's business environment.

         Forte is marketed and sold through the Company's direct sales force, distributors and value added resellers in all major markets. Forte has been adopted by customers in a wide variety of industries, including banking, consumer/retail, education, energy, finance, healthcare/pharmaceuticals, insurance, manufacturing, media, technology and telecommunications.

Industry Background

Business Need for More Powerful Applications

         In today's increasingly competitive global markets, businesses must rapidly and continuously improve their operations. The strategic use of information technology is often critical to making such improvements. Information systems that automate simple tasks are no longer sufficient, as business entities are demanding applications with increased levels of functionality to automate complete business processes spanning across entire enterprises.

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

Emergence of Distributed Computing

         At the same time that the demand for more powerful applications is growing, a paradigm shift in computing architectures is occurring with the proliferation of inexpensive PCs, the growth of the relational database management system ("RDBMS") market and the demand by end users for more responsive information systems with access to enterprise-wide data and applications. Many organizations began by shifting from mainframe or other host-based environments to two tier model of computing. Traditionally, most organizations have processed their distributed business critical applications in mainframe or other host-based computing environments. These environments offer high levels of reliability, centralized management and control, and scaleability for large numbers of concurrent users running transaction-intensive applications. However, mainframe and other host-based systems are inflexible, require lengthy development and maintenance cycles, and are closely linked with rigid, character-based user interfaces. Partially as a result of these limitations, much new application development began shifting to client/server environments.

         The emergence of the Internet has validated the multi-tier distributed computing model of desktop applications communicating with application servers that talk with databases. The PC, as the client, provides an easy-to-use interface which can include the Internet or an intranet, and the RDBMS, as a database server, provides simple and flexible information storage. Today, organizations want to combine the usability and flexibility of the client/server model with the robustness of the mainframe model to create a new generation of distributed applications.

Challenges of Implementing Distributed Applications

         Many organizations that have attempted to build distributed applications have concluded that first generation client/server tools do not provide sufficient performance and manageability for business critical applications with large numbers of concurrent users or high transaction volumes. Performance and manageability are limited because all the application logic resides on the client. Performance is compromised because this architecture requires large amounts of data to be sent over the network from the server to the client for such business needs as investment portfolio analysis or complex order processing. A more efficient approach would be to perform the analysis on the server where the data is located so that only the results of the analysis would be sent over the network. Manageability is limited because application updates need to be deployed on each client PC rather than on a single server.

         To overcome these and other limitations of first generation tools, many organizations are seeking to augment these tools with complex server programming in C or C++ and stored procedures in relational databases, along with the integration of transaction processing monitors or other "middleware" to connect the clients and servers. Such an approach, however, introduces substantial complexity and requires technical expertise in a myriad of hardware, software, database, networking and other technologies. Even where such expertise does exist in-house, or where it can be obtained through a system integrator, the cost and effort of building and maintaining applications with several different tools is often prohibitive.

Market Opportunity

         The Company believes that the availability of a distributed application development, deployment and management environment is required for the widespread adoption of the distributed computing model. To be successful, such an environment must:

o Reduce complexity - Allow programmers to focus on the business rules rather than the complex technical details involved in building and maintaining distributed applications.

o Enable advanced applications - Enable programmers to rapidly create and easily modify applications with more powerful functionality to meet more demanding business requirements.

o Provide distributed application support - Enable high levels of reliability, performance and manageability for deployed applications.

         An application environment that addresses these requirements will enable businesses to more effectively address the challenges and rapidly changing requirements of today's competitive environment.

The Forte Solution

         The Company was founded with the belief that the implementation of distributed applications requires dramatically different approaches from those offered by previously available technologies. As a result, the Company designed and developed Forte, an application development, deployment and management environment that enables organizations to effectively create distributed applications. Applications built with Forte can provide new and advanced functionality to enable a more competitive use of information technology, can be easily modified as business requirements or the technical infrastructure evolve, and can provide the high levels of reliability, performance and manageability required for distributed applications. Forte offers the following features and benefits:

Reduced Complexity

         Application Partitioning. With Forte, programmers develop an application as if it were to run on a single system even though it may be deployed on multiple hardware platforms, operating systems, RDBMSs and networks. Following development, Forte automatically partitions, or splits apart, the application, placing the appropriate application logic on the appropriate system. By using application partitioning to automate the distribution of application logic, Forte significantly reduces the complexity of creating distributed applications.

         By correctly partitioning an application, Forte can substantially reduce network traffic, enabling applications to run faster and scale better. Partitioning also improves the management of applications because business rules can be enforced centrally on a server rather than on each user's desktop computer. This allows organizations to update business rules in one place, simplifying change management and ensuring consistency.

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

         Object-Oriented Development. Forte's fully object-oriented development environment makes it easier to model the business, simplifies ongoing application maintenance and allows organizations to reuse application functions. With Forte, developers build high-level objects, commonly referred to as application services, that represent business processes such as a credit check function. This close mapping between the business and the application architecture enables IT personnel to more easily design, maintain and reuse application services. Forte's easy to learn development language allows programmers to focus on the business logic rather than complex technical details.

Advanced Applications

         Multi-Tier Distributed Architecture. Forte enables advanced applications to be built as a set of components. Small development teams can be assigned to develop each component, and the Forte environment will assure that the components work together in a multi-tier architecture. Client components request actions from application services that, in turn, access one or more data sources. Shared application services are installed on one or more servers so they can be accessed simultaneously by multiple users. Once a shared service is developed and deployed, it can be reused in different applications. Shared application services enhance developer productivity through reuse, ease of maintenance provided by the modular architecture and increased consistency created by providing the same view of the business to multiple applications.

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

Distributed Application Support

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

         Manageability. Forte incorporates many management capabilities for the deployment of distributed applications. Forte provides a performance monitor to report on key performance statistics, a configuration manager to insure that all the distributed components of an application are at a compatible level, an environment console to manage the environment and an interface to third-party systems management tools such as the Tivoli Management Environment. These management capabilities are critical to the successful implementation of distributed applications.

Strategy

         The  Company's   objective  is  to  establish  Forte  as  the  standard
environment for the development, deployment and management of distributed applications. The Company's strategy incorporates the following key elements:

Expand Global Sales Capabilities. The Company intends to expand its domestic and international sales capabilities by significantly increasing the size of its direct sales organization in major markets and continuing to leverage distributors in other selected markets. The Company has direct operations in Australia, Canada, France, Germany, the United Kingdom and the U.S.

Promote Successful Customer Implementation. The Company's success is dependent upon its customers' successful implementation of distributed applications using Forte. As a result, the Company actively participates in the customer's development and deployment efforts. The Company assigns an account management team, provides extensive introductory and advanced training courses, offers advanced consulting services and provides extensive post-sale support to customer accounts.

Extend Technological Leadership. The Company pioneered the use of application partitioning and shared application services for multi-tier, distributed
applications.   The  Company  is  now  extending  this  technology,  along  with production workflow capabilities, to the Internet in order to support browser-based access to mission-critical business functions written in Forte. The Company intends to commit substantial resources to extend its technology in the areas of open language support, open component support and open communications.

Leverage Third-Party Relationships. The Company seeks to promote the widespread adoption of Forte through the establishment of close relationships with development partners, system integrators and value added resellers. These partners often assist Forte's customers in implementing distributed applications. To date, the Company has established many relationships with such third parties and intends to establish additional relationships.

The foregoing statements regarding the Company's strategy, expectations and intentions are forward-looking statements, and actual results may vary substantially depending upon a variety of factors, including the development of emerging markets for distributed application development software, competition, technological change, changing customer needs, evolving industry standards, any product development delays, and the ability of the Company to manage any future growth and new distribution channels. There can be no assurance that any new products will be completed in a timely basis or that markets will develop for such products. See the "Business Risks" section below.

Products

         Forte is collection of products used for the development, deployment and management of distributed applications. Forte includes tools for developing applications that are independent of any vendor-specific deployment environment, generating systems for specific hardware platforms and supporting distributed deployments.

Forte Application Environment. The Forte Application Environment is comprised of three facilities. Developers use the Application Definition Facility to define the application's functionality, after which Forte automatically generates the application using the System Generation Facility and deploys it using the Distributed Execution Facility.

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

         On the desktop, Forte supports Windows, Windows NT, Macintosh, Motif, Netscape Navigator and Microsoft Explorer. Forte supports the leading open systems server platforms including Data General AViiON, Digital Alpha Open VMS and UNIX, Digital VAX Open VMS, HP 9000, IBM RS/6000, Sequent Symmetry, Sun SPARC, and Windows NT. Forte also supports the leading RDBMSs including DB2/6000, Informix, Ingres, Microsoft SQL Server, Oracle, Rdb and Sybase as well as the Microsoft ODBC interface.

         In December 1996, the Company began beta testing Forte Release 3.0, which adds integration with Java, desktop and mainframe platforms, as well as new features to improve the management and performance of distributed applications.

Forte Express

         In March 1996, the Company began shipping Forte Express, an optional application generator designed for use with Forte. Forte Express can significantly reduce development time by automatically generating a three-tier application. Forte Express developers use simple models and a drag-and-drop development style to create client user interface components that are portable across multiple platforms, a framework for implementing business policies as shared Forte services and database access. The default user interface window definitions generated by Forte Express include window layouts, menus and buttons and can be later modified in Forte. Any customizations are preserved if the application is later modified in Forte Express.

Forte Web SDK

         In June 1996, the Company began shipping the Forte Web SDK, which enables World Wide Web ("Web") access to the Forte environment. The Forte Web SDK enables Netscape's Navigator and other Web browsers to function as Forte clients with full access to the Forte environment, which is designed to support up to thousands of concurrent users with high levels of reliability and manageability. The Forte Web SDK provides organizations with the facilities they need to rapidly deploy Web-accessible, business-critical applications, such as order processing, without duplicating existing systems.

Forte Conductor

         In March 1997, the Company began beta testing Forte Conductor, a production workflow environment for automating mission-critical business processes. Developers will use an intuitive graphical process designer to define business processes which, in turn, are managed at runtime by a distributed, fault-tolerant workflow engine. Forte Conductor also provides an easy way to track and analyze the status of work in progress. Forte Conductor can be used with Forte and/or non Forte applications.

         The Company licenses its software for both development and deployment. Development license fees are based upon the number of developers and the complexity of the development environment. Deployment licenses are based upon the number of concurrent users and the number of servers that will be running Forte components. A core system, with a U.S. list price of $75,000, includes five developer licenses, ten concurrent user licenses, and support for a single GUI, server and RDBMS. A typical initial direct sale to an end-user customer ranges from $300,000 to $400,000. This includes development and initial deployment licenses, maintenance, training and consulting services.

Technology

Application Partitioning.

         In order to partition an application, Forte analyzes the application definition that is stored in the development repository and maps it into a specific target deployment environment using a description of each machine that is also stored in the repository. The partitioning process involves splitting apart the application and targeting the presentation components for the available clients and shared business logic for the available servers. Application components that access an external resource, such as an RDBMS, are placed on the machine where the external resource resides. The partitioning process also involves converting the environment-neutral definition of each component into an environment-specific implementation. This produces GUI screens for each client machine by using that client's native toolkit and converts RDBMS-neutral database access commands into efficient instructions for accessing a specific target RDBMS. Once a partitioning scheme is selected, Forte moves the application components from the repository to the appropriate machines in the environment. This distribution of application code is done at the 4GL level (often called dynamic partitioning), allowing developers to easily test the application after it has been partitioned, while still providing the option to subsequently generate C++ code that can be compiled into machine code (often called static partitioning) for optimizing deployment performance. Forte also enables developers to easily modify the default partitioning scheme using simple drag-and-drop commands on a map that displays the components comprising each partition and the location of each partition.

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

Integration

         For desktop integration, Forte users can leverage work in other personal productivity applications by using Microsoft OLE/DCOM to both import and export information. For example, users can enter data in a Forte application and have it automatically update a spreadsheet. Forte offers integration options via DCE or CORBA/IIOP whereby external clients and servers can interoperate with Forte services. Forte can both call external programs and be called by external programs. Forte also provides several options for integrating with mainframes using third-party tools. In addition to these automated interfaces, Forte facilitates external integration through a general purpose wrappering facility. This can be used to encapsulate an external service, such as a real-time data feed or an existing application, and treat it as a Forte component. These capabilities allow organizations to assemble new applications from existing Forte and non-Forte components, thereby leveraging other IT investments.

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

Customers and Markets

         The Company's target end-user customers include organizations that utilize sophisticated, distributed information systems with numerous users and diverse, heterogeneous operating systems and databases. As of March 31, 1997, over 230 end-user customers have licensed Forte, including Andersen Windows, Bank of America, British Telecom, British Steel, Corning, EDS, Eli Lilly, Fox, Inc., General Motors, Hewlett-Packard Company, Home Box Office, Kaiser Permanente, Kawasaki Steel, Mitsui Trust Bank, Merrill Lynch Canada, Montreal Exchange, Pacific Bell Information Services, Pacific Gas & Electric Company, Paging Network, Philip Morris, Reuters, Telecom Italia Mobile, USAA, World Bank and Xerox.

         Revenues from U.S West Communications, Inc. accounted for approximately 12% of total revenue in fiscal year 1997. No customer accounted for more than ten percent of the Company's total revenues for the fiscal years ended March 31, 1995 or 1996.

Sales and Marketing

         Forte markets its software and services primarily through its direct sales organization complemented by other sales channels including international distributors and value added resellers. As of March 31, 1997, the Company's direct sales force included 51 sales representatives located throughout the United States and in international sales offices in Australia, Canada, Germany, France, and the United Kingdom. The Company intends to expand its direct sales and support force. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

         The Company has licensed Digital to resell Forte on a worldwide basis. As of March 31, 1997, the Company was represented by 17 international distributors (covering 22 countries), which principally operate in markets where the Company does not have a direct sales organization.

         The Company uses a consultative sales model for selling to major accounts. This model entails the collaboration of technical and sales personnel to formulate proposals that address the specific requirements of the customer. Due to the importance of business-critical distributed applications, the Company focuses its initial sales efforts on senior IT department personnel and other members of the customer's management team.


Third-Party Relationships

         A key element in Forte's sales and marketing strategy is the continued expansion of third-party relationships to increase market awareness and acceptance of Forte. The goal is to deliver complete customer solutions, therefore, Forte partners with industry-leading companies.

         Delivering complete customer solutions requires a broad range of capabilities. Forte's partners help satisfy these needs by providing on-going development of Forte products, integration with complementary products, availability of pre-packaged vertical solutions or pre-built pieces of code, or additional Forte-knowledgeable resources.

         Several leading multi-national companies have worked closely with Forte to help develop and extend the Company's technology. Apple Computer Systems, Inc., Data General Corp., Digital Equipment Corp., IBM Corp., Mitsubishi, and Sequent Computer Systems, Inc. have all sponsored major joint engineering activities with Forte. Many of these relationships date from the Company's early days and demonstrate early confirmation and adoption of its technology capabilities and direction.

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

         Forte has forged strong relationships with industry-leading companies whose products complement the Forte product set. These relationships further simplify the complexities of distributed application development. These partners help implement Forte's vision of open integration by allowing customers to choose products which best fit their particular needs.

         This array of complementary products provide new, unique functionality as well as capabilities which supplement and deepen features already in the Forte product set. Through these relationships, Forte customers have a wide range of choices of databases, object oriented CASE tools, middleware, report writers, security tools, system management tools, and testing tools.

         Value-Added Resellers leverage Forte technology by delivering packaged business applications usually targeted at vertical markets. These packaged solutions are a good fit for customers looking for robust, function-rich systems who do not want to develop the entire systems themselves. Customers are able to enjoy the benefits of Forte's technology and have an off-the-shelf solution at the same time.

         Forte's products have several advantages as a solution for value-added resellers. They allow resellers to focus on the business functionality and needs of the vertical market they want to address, regardless of the technical issues associated with building their application for a variety of different systems. Forte's platform and technology independence lets the customer choose vertical applications which best fit their needs instead of choosing applications because they can run in their existing IS infrastructure. A bigger potential customer base is available to resellers for this same reason.

         Forte System Integration and Consulting partners represent a ready pool of trained and experienced Forte developers which can be tapped to supplement customers' own development teams. These partners often work in conjunction with Forte's own consultants at a customer site to build end-user applications. The resulting applications satisfy each customer's unique business requirements.

         Component   Providers  use  Forte  to  deliver   pre-built   pieces  of
applications. The use of components for application development is growing rapidly since purchasing components can be an easier and less expensive solution than building them from scratch. While not complete systems, these pre-built subassemblies help speed the development process for Forte customers since developers do not have to start from scratch. These robust components, which are easily built in Forte or other tools, are then "wrappered" into Forte applications.

Customer Service and Support

         The Company believes that a high level of customer support is important to the successful marketing and sale of Forte. Substantially all of the Company's direct sales to customers include maintenance and support contracts, which typically have twelve-month terms and entitle the customers to upgrades, if and when available, and technical support. In addition, the Company offers introductory and advanced classes and training programs available at the Company's headquarters, local training centers and customer sites. Telephone hotline support is complemented by a bulletin board system that provides a repository for technical tips and skills. Users of Forte can also attend an annual user group conference where knowledge of Forte skills and solutions is exchanged.

         The Company's consulting organization provides a full range of consulting services to customers developing and deploying distributed applications with Forte. Such consulting services are offered to promote the successful development and deployment of applications built with Forte, and include prototyping assistance, mentoring and technology transfer, Forte methods, analysis and design assistance and performance tuning. Fees charged for consulting services vary depending on the nature and quantity of services to be performed. The Company believes that the availability of effective consulting services is an important factor in achieving widespread market acceptance.

Product Development

         The Company believes that its future success will depend in large part on its ability to enhance Forte, develop new products, maintain technological leadership and satisfy an evolving range of customer requirements for a distributed application environment. The Company's product development organization is responsible for product architecture, core technology and functionality, product testing, user interface development and expanding the ability of Forte to operate with the leading hardware platforms, operating systems, relational database management systems and networking and communication protocols. This organization is also responsible for new product development.

         Since inception, the Company has made substantial investments in product development and related activities. Forte has been developed primarily by the Company's internal development staff and, in some instances, with the assistance of external consultants. Certain technologies have been acquired and integrated into Forte through licensing arrangements.

         As of March 31, 1997, the Company's product development organization consisted of 77 employees. In fiscal 1995, 1996 and 1997, product development expenses were $5.5 million, $8.1 million and $10.6 million, respectively. To date, the Company has not capitalized any software development costs and does not anticipate capitalizing any software development costs in connection with future releases of Forte or other products. See Note 1 of Notes to Consolidated Financial Statements. The Company expects to continue to devote substantial resources to its product development activities, including the continued support of existing and emerging hardware platforms, operating systems, relational database management systems and networking and communication protocols.

Competition

         The market for distributed software used in the development, deployment and management of distributed applications is intensely competitive and characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapidly changing customer requirements. Distributed applications that can be developed and deployed using the Company's Forte environment can also be implemented using a combination of first generation application development tools and more powerful server programming techniques such as stored procedures in relational databases, C or C++
programming, and networking and database middleware to connect the various components. As such, the Company effectively experiences its primary competition from potential customers' decisions to pursue this type of approach as opposed to utilizing an application environment such as Forte. As a result, the Company must continuously educate existing and prospective customers as to the advantages of the Company's products. There can be no assurance that these customers or potential customers will perceive sufficient value in the Company's products to justify purchasing them.

         The Company has experienced and expects to continue to experience increased competition from current and future competitors, many of whom have significantly greater financial, technical, marketing and other resources than the Company. The Company's current competitors, include among others, Dynasty Technologies, Inc., IBM Corporation, Informix Corporation, Microsoft Corporation, NAT Systems, Inc., Oracle Corporation, Powersoft (a subsidiary of Sybase, Inc.), Seer Technologies, Inc. and Texas Instruments Software. The Company expects to compete increasingly with middleware companies that are advocating a middleware-centric approach to building Internet applications, many companies that have recently introduced, or are about to introduce, Web-based tools targeting production Internet applications and other companies offering packaged applications with specialized modification tools. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. The Company expects to face additional competition as other established and emerging companies enter the distributed application development market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to sell additional licenses and maintenance and support renewals on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of Forte licenses and related products and services, which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

         The principal competitive factors affecting the market for Forte are ease of application development, deployment and management functionality and features, product architecture, product performance, reliability and scaleability, product quality, price and customer support. The Company believes it presently competes favorably with respect to each of these factors. However, the Company's market is still evolving and there can be no assurance that the Company will be able to compete successfully against current and future competitors and the failure to do so successfully will have a material adverse effect upon the Company's business, operating results and financial condition.

Intellectual Property and Other Proprietary Rights

         The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technical and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has one issued United States patent that expires in 2012 and corresponding patent applications pending in Canada, Australia, Japan and several member countries within the European Patent Organization. There can be no assurance that the Company's patent will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. The Company has obtained registration of the FORTE trademark in one country and has trademark registration applications pending in numerous additional countries. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. The Company has entered into source code escrow agreements with a limited number of its customers and resellers requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. In addition, Digital, Sequent and Mitsubishi each currently possesses copies of Forte source code for certain limited purposes, subject to the terms of separate written agreements each company has entered into with the Company. Digital and Sequent each has an option to purchase a non-exclusive, fully-paid license of the Forte source code. Digital's option becomes exercisable if the Company is acquired and the acquiror fails to agree to assume the Company's contractual obligations to Digital, and Sequent's option becomes exercisable if the Company is acquired by certain Sequent competitors. The provision of source code may increase the likelihood of misappropriation by third parties.

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

Employees

         As of March 31, 1997, the Company had a total of 351 employees, including 77 in product development, 42 in technical support, 192 in sales and marketing and related customer support services and 40 in administration. Of these employees, 286 were located in the United States, 60 were located in Europe and five were located in Australia. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

         The Company's success depends to a significant degree upon the continuing contributions of its key management, sales, marketing, customer support and product development personnel. The loss of key management or technical personnel could adversely affect the Company. The Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled managerial, sales, customer support and product development personnel. The Company has at times experienced and continues to experience difficulty in recruiting and retaining qualified personnel. Competition for qualified software development, sales and other personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. In addition, the Company intends to continue to expand its domestic and international direct sales force. There can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate and retain additional highly qualified sales personnel in the future. Competitors and others have in the past and may in the future attempt to recruit the Company's employees. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

Executive Officers

         The executive officers and directors of the company, and their ages as of May 31, 1997, are as follows:


                     Name                        Age                              Position
                     ----                        ---                              --------
Martin J. Sprinzen..........................     48    President, Chief Executive Officer and Chairman of the Board
                                                       of Directors
Paul Butterworth............................     46    Senior Vice President and Chief System Architect
Michael Hedger..............................     45    Senior Vice President, European Operations
Jay Shiveley................................     40    Senior Vice President, North American and Australian Operations
James Wambach...............................     43    Vice President, Sales - North America
Rodger Weismann.............................     55    Senior Vice President, Finance & Administration, Chief
                                                       Financial Officer and Secretary
Christos M. Cotsakos.......................      48    Director
Promod Haque ...............................     49    Director
Thomas A. Jermoluk .........................     40    Director
David N. Strohm ............................     49    Director
William H. Younger, Jr......................     47    Director


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

         Paul Butterworth has served as Senior Vice President and Chief System Architect of the Company since March 1991. From September 1990 to March 1991, Mr. Butterworth was employed by Servio Corp., a manufacturer of object-oriented database management systems, most recently as Vice President, Engineering. From September 1980 to September 1990, Mr. Butterworth was employed by Ingres Corp. where he served as Vice President, Engineering, and Chief Scientist. Mr. Butterworth holds a B.S. degree and an M.S. degree in information and computer science from the University of California, Irvine.

         Michael Hedger has served as Senior Vice President, European Operations, Managing Director-U.K. of the Company since September 1995. From September 1994 to May 1995, Mr. Hedger was employed by Oracle Corporation, a database software company, where his last position was Vice President, Marketing Operations for Europe, the Middle East and Africa. From May 1989 to July 1994, Mr. Hedger was employed by The ASK Group, Inc., a database tools and applications company, most recently as Managing Director of the UK subsidiary and Northern Europe. Mr. Hedger holds a degree in business studies from Sheffield Polytechnic and a post-graduate degree in marketing studies from Kingston Polytechnic.

         Jay Shiveley has served as Senior Vice President, North American and Australian Operations of the Company since December 1996. From March 1992 to December 1996, Mr. Shiveley served as Vice President, Sales - North America and Australia. From November 1986 to February 1992, Mr. Shiveley was employed by Oracle Corp., most recently as Group Director, Federal Contractors and System Integrators. From 1983 to 1986, Mr. Shiveley was National Sales Manager at Lawson Associates, a supplier of financial application software for IBM's System/38 and AS/400 market. From 1980 to 1983, Mr. Shiveley was employed by Burroughs Corp. Mr. Shiveley holds a B.S. degree in finance and accounting from Mankato State University.

         Jim Wambach has served as Vice President of Sales - North America since December 1996. From January 1990 to December 1996, Mr. Wambach was employed by Sybase, Inc., a database software company. Most recently he was Vice President and General Manager for the Alliance Solutions Division. Previously at Sybase Mr. Wambach held the positions of regional sales director and area vice president. During his 20 year sales career, Mr. Wambach was vice President of U.S. sales and support for Authorware, a vendor of multimedia business solutions, a regional sales manager for Oracle Corporation; and held various sales and management positions with D&B Computing Services. Mr. Wambach holds a B.S. degree in business administration from Ohio State University.

         Rodger Weismann has served as Senior Vice President, Finance and Administration and Chief Financial Officer of the Company since February 1993. Mr. Weismann has also served as Secretary of the Company since January 1996. From January 1986 to January 1993, Mr. Weismann was employed by Banyan Systems, Inc., a computer networking company, most recently as Executive Vice President, Corporate Development and prior to that as Chief Financial Officer and Chief Operating Officer. From May 1981 to November 1985, Mr. Weismann was employed by McCormack & Dodge, a financial application software company, as Chief Financial Officer. Mr. Weismann holds a B.S. degree in economics from Cornell University, an M.B.A. from Dartmouth College and is a Certified Public Accountant.

         Christos M. Cotsakos has been a director of the Company since October 1996. Since March 1996, Mr. Cotsakos has served as President, Chief Executive Officer and a member of the board of directors of E*TRADE Group, a provider of Internet-based stock brokerage services. From March 1995 to January 1996, Mr. Cotsakos was employed by AC Nielsen, Inc. as President, Co-Chief Executive Officer, Chief Operating Officer and a member of the board of directors. From September 1993 to March 1995, Mr. Cotsakos was employed as President and Chief Executive Officer of Nielsen International. From March 1992 to September 1993, Mr. Cotsakos was President and Chief Operating Officer of Nielsen Europe, Middle East and Africa. From 1973 to 1992, Mr. Cotsakos was employed by the Federal Express Corporation and from 1988 to 1992 he held a number of senior executive positions in the United States and Europe. Mr. Cotsakos currently serves as a director of National Processing, Inc., a processor of merchant credit and debit card transactions and a provider of check acceptance services in the United States. A decorated Vietnam Veteran, Mr. Cotsakos holds a B.A. degree, cum laude, from William Patterson College, and an M.B.A., summa cum laude, from Pepperdine University.

         Promod Haque has been a director of the Company since May 1992. Dr. Haque joined Norwest Venture Capital Management, Inc., a venture capital firm, in November 1990 and currently serves as its Vice President, and is also a General Partner of Itasca Partners, which is the General Partner of Norwest Equity Partners IV, L.P., a Minnesota Limited Partnership. Dr. Haque currently serves as a director of Transaction Systems Architects, Inc., Prism Solutions, Inc., Raster Graphics, Inc., Optical Sensors, Inc. and Connect, Inc.. Dr. Haque holds a B.S.E.E. from the University of Delhi, India; and an M.S.E.E., a Ph.D.E.E. and an M.B.A. from Northwestern University.

         Thomas A. Jermoluk has been a director of the Company since February 1996. Mr. Jermoluk currently serves as President, Chief Executive Officer and as Chairman of the board of directors of @Home, Inc., a distributor of high-speed interactive services to residences and businesses using the cable industry's hybrid-fiber coaxial (HFC) infrastructure and its own network architecture. From 1986 to 1996, Mr. Jermoluk was employed by Silicon Graphics, Inc., a manufacturer of high performance visual computing systems, as President and a member of its board of directors from 1994 to 1996, and as Chief Operating Officer from 1992 to 1996. Mr. Jermoluk's other positions at Silicon Graphics included Executive Vice President from 1991 to 1992 and Vice President/General Manager, Advanced Systems Division, from 1988 to 1991. Mr. Jermoluk currently serves as a director of Pure Atria. Mr. Jermoluk holds a B.S. degree in computer science/electrical engineering and an M.S. degree in computer science from Virginia Tech.

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

         William H. Younger, Jr., has been a director of the Company since February 1991. Mr. Younger is a general partner of Sutter Hill Ventures, L.P., a venture capital management firm, where he has been employed since 1981. Mr. Younger currently serves as a director of COR Therapeutics, Inc., Celeritek, Inc., and Oasis Health Care Systems. Mr. Younger holds a B.S.E.E. degree from the University of Michigan and an M.B.A. from Stanford University.


BUSINESS RISKS

         In evaluating the Company's business, readers should carefully consider the business risks discussed in this section in addition to the other information presented in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements which reflect the Company's current views with respect to future events and financial performance. In this report, the words "anticipate," "believes," "expects," "intends," "future," and other similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated.

Limited Operating History; History of Operating Losses. The Company was founded in February 1991 and first shipped product in August 1994. Although the Company's revenues have increased in each of the last eleven quarters and the Company had net income in each of the quarters ended December 31, 1995 through March 31, 1997, the Company incurred net losses in each quarter from inception through the quarter ended September 30, 1995, and had an accumulated deficit of $15.5 million as of March 31, 1997. A substantial portion of the accumulated deficit is due to the significant commitment of resources to the Company's product development and sales organizations. The Company expects to continue to devote substantial resources in these areas and as a result will need to recognize significant quarterly revenues to achieve and maintain profitability. There can be no assurance that any of the Company's business strategies will be successful or the Company will be profitable in any future quarter or period.

Potential Fluctuations in Quarterly Operating Results; Uncertainty of Future Operating Results; Seasonality; Potential Loss in Quarter Ending June 30, 1997. The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, depending on factors such as the size and timing of significant orders and their fulfillment, demand for the Company's products, changes in pricing policies by the Company or its competitors, the number, timing and significance of product enhancements and new product announcements by the Company and its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis, changes in the level of operating expenses, changes in the Company's sales incentive plans, budgeting cycles of its customers, customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors, the cancellation of licenses during the warranty period or nonrenewal of maintenance agreements, product life cycles, software bugs and other product quality problems, personnel changes, changes in the Company's strategy, the level of international expansion, seasonal trends and general domestic and international economic and political conditions, among others. A significant portion of the Company's revenues have been, and the Company believes will continue to be, derived from a limited number of orders placed by large organizations, and the timing of such orders and their fulfillment has caused and could continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. In addition, the Company intends to continue to expand its domestic and international direct sales force. Competition for sales personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate and retain additional highly qualified sales personnel in the future. The timing of such expansion and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results. Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because the market for distributed application development software is rapidly evolving, and the Company's sales cycle, from initial evaluation to purchase and the provision of support services, is lengthy and varies substantially from customer to customer. Product orders are typically shipped shortly after receipt, and consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. Due to all of the foregoing, revenues for any future quarter are not predictable with any significant degree of accuracy. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Although the Company has recently experienced revenue growth, such growth should not be considered indicative of future revenue growth, if any, or of future operating results. Failure by the Company, for any reason, to increase revenues would have a material adverse effect on the Company's business, operating results and financial condition.

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

         The operating results of many software companies reflect seasonal trends, and the Company expects to be affected by such trends in the future. The Company believes that it is likely that it will experience lower revenues in its quarter ending June 30 as a result of efforts by its direct sales force to meet fiscal year-end sales quotas. As a result of this decline coupled with the growth in operating expenses, the Company expects to incur a net loss for the quarter ending June 30, 1997. Since international operations constitute a significant percentage of the Company's total revenues, the Company anticipates that it may also experience relatively weaker demand in the quarter ending September 30 as a result of reduced sales activity in Europe during the summer months.

Dependence on Key Personnel. The Company's success depends to a significant degree upon the continuing contributions of its key management, sales, marketing, customer support and product development personnel. The loss of key management or technical personnel could materially and adversely affect the Company. The Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled managerial, sales, customer support and product development personnel. In addition, the Company intends to continue to expand its domestic and international direct sales force. Competition for sales personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate and retain additional highly qualified sales personnel in the future. The timing of such expansion and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results. The Company has at times experienced and continues to experience difficulty in recruiting and retaining qualified personnel. Competition for qualified software development, sales and other personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Competitors and others have in the past and may in the future attempt to recruit the Company's employees. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

Product Concentration; Dependence on Emerging Market for Distributed Applications. All of the Company's revenues have been attributable to sales of Forte and related products and services. The Company currently expects Forte and related products and services to account for all or substantially all of the Company's future revenues. As a result, factors adversely affecting the pricing of or demand for Forte and related products, such as competition or technological change, could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of Forte and related products. There can be no assurance that the Company will continue to be successful in marketing the Forte product, related products or other products. Although the Company has recently experienced growth in sales of Forte, there can be no assurance that the market for distributed applications will continue to grow. If the distributed applications market fails to grow, or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially and adversely affected.

Risks Associated with Expanding Distribution. To date, the Company has sold its products through its direct sales force, distributors and value added resellers. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting and training sufficient direct sales personnel and establishing and maintaining relationships with distributors, resellers and system integrators. Although the Company is currently investing, and plans to continue to invest significant resources to expand its direct sales force and to develop distribution relationships with third-party distributors and resellers, the Company has at times experienced and continues to experience difficulty in recruiting and retaining qualified sales personnel and in establishing necessary third-party relationships. There can be no assurance that the Company will be able to successfully expand its direct sales force or other distribution channels or that any such expansion will result in an increase in revenues. Any failure by the Company to expand its direct sales force or other distribution channels would materially adversely affect the Company's business, operating results and financial condition.

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

Competition. The market for distributed software used in the development, deployment and management of distributed applications is intensely competitive and characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapidly changing customer requirements. Distributed applications that can be developed and deployed using the Company's Forte environment can also be implemented using a combination of first generation application development tools and more powerful server programming techniques such as stored procedures in relational databases, C or C++
programming, and networking and database middleware to connect the various components. As such, the Company effectively experiences its primary competition from potential customers' decisions to pursue this type of approach as opposed to utilizing an application environment such as Forte. As a result, the Company must continuously educate existing and prospective customers as to the advantages of the Company's products. There can be no assurance that these customers or potential customers will perceive sufficient value in the Company's products to justify purchasing them.

         The Company has experienced and expects to continue to experience increased competition from current and future competitors, many of whom have significantly greater financial, technical, marketing and other resources than the Company. The Company's current competitors, include among others, Dynasty Technologies, Inc., IBM Corporation, Informix Corporation, Microsoft Corporation, NAT Systems, Inc., Oracle Corporation, Powersoft (a subsidiary of Sybase, Inc.), Seer Technologies, Inc. and Texas Instruments Software. The Company expects to compete increasingly with middleware companies that are advocating a middleware-centric approach to building Internet applications, many companies that have recently introduced, or are about to introduce, Web-based tools targeting production Internet applications and other companies offering packaged applications with specialized modification tools. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. The Company expects to face additional competition as other established and emerging companies enter the distributed application development market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to sell additional licenses and maintenance and support renewals on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of Forte licenses and related products and services, which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

         The principal competitive factors affecting the market for Forte are ease of application development, deployment and management functionality and features, product architecture, product performance, reliability and scaleability, product quality, price and customer support. The Company believes it presently competes favorably with respect to each of these factors. However, the Company's market is still evolving and there can be no assurance that the Company will be able to compete successfully against current and future competitors and the failure to do so successfully will have a material adverse effect upon the Company's business, operating results and financial condition.

Risk Associated with New Versions and New Products; Rapid Technological Change. The software market in which the Company competes is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. For example, the Company's customers have adopted a wide variety of hardware, software, database, networking and Internet-based platforms, and as a result, to gain broad market acceptance, the Company has had to support Forte on many of such platforms. The Company's customers use the Company's proprietary development language to develop applications using the Company's products, and customers may desire to utilize other widely-used programming languages to develop Internet-based and other distributed applications. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by supporting existing and emerging hardware, software, programming language, database, networking and Internet-based platforms and by developing and introducing enhancements to Forte, related products and new products on a timely basis that keep pace with such technological developments and emerging industry standards and changing customer requirements. There can be no assurance that the Company will be successful in developing and marketing enhancements to Forte and related products that respond to technological change, evolving industry standards or changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of such enhancements or that such enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. The Company has in the past experienced delays in the release dates of enhancements to Forte. If release dates of any future Forte enhancements or new products are delayed or if when released they fail to achieve market acceptance, the Company's business, operating results and financial condition would be materially adversely affected. In addition, the introduction or announcement of new product offerings or enhancements by the Company or the Company's competitors may cause customers to defer or forgo purchases of current versions of Forte and related products, which could have material adverse effect on the Company's business, operating results and financial condition.

Limited Deployment; Dependence on System Integrators. The Company first shipped Forte in August 1994. To date, only a limited number of the Company's customers have completed the development and deployment of distributed applications using Forte and related products. If any of the Company's customers are not able to successfully develop and deploy distributed applications with Forte and related products, the Company's reputation could be damaged, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company expects that a significant percentage of its future revenues will be derived from sales to existing customers. If existing customers have difficulty deploying applications built with Forte and related products or for any other reason are not satisfied with Forte products, the Company's business, operating results and financial condition would be materially adversely affected. The Company's customers and potential customers often rely on third-party system integrators to develop, deploy and manage distributed applications. If the Company is unable to adequately train a sufficient number of system integrators or if, for any reason, a large number of such integrators adopt a product or technology other than Forte, the Company's business, operating results and financial condition would be materially and adversely affected.

Risk of Software Defects. Software products as internally complex as Forte and related products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. The Company introduced Release 2.0 of Forte in November 1995. Despite extensive product testing by the Company, the Company has discovered software errors in Release
2.0 and earlier versions of Forte after their introduction. Although the Company has not experienced material adverse effects resulting from any such defects or errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, defects and errors will not be found in current versions, new versions, new product or enhancements to existing products after commencement of commercial shipments, resulting in loss of revenues or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

Product Liability. The Company markets Forte to customers for the development, deployment and management of distributed applications. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any product liability claims to date, the sale and support of Forte by the Company may entail the risk of such claims, which are likely to be substantial in light of the use of Forte in business-critical applications. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

Risks Associated with International Operations. Revenues from foreign subsidiaries and export sales accounted for 17%, 26% and 36% of the Company's total revenues in fiscal 1995, 1996 and 1997, respectively. The Company currently has international sales offices located in Australia, Belgium, Canada, France, Germany, Switzerland, and the United Kingdom which have generated substantially all direct international revenues recognized by the Company to date. The Company believes that in order to increase sales opportunities and profitability it will be required to continue to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Forte and related products. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially and adversely affected.

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

Proprietary Rights, Risks of Infringement and Source Code Release. The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has one issued United States patent that expires in 2012 and corresponding patent applications pending in Canada, Australia, Japan and several member countries within the European Patent Organization. There can be no assurance that the Company's patent will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. The Company has obtained registration of the FORTE trademark in one country and has trademark registration applications pending in numerous additional countries. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. The Company has entered into source code escrow agreements with a limited number of its customers and resellers requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. In addition, Digital Equipment Corporation ("Digital"), Sequent Computer Systems, Inc. ("Sequent") and Mitsubishi Corporation ("Mitsubishi") each currently possesses copies of Forte source code for certain limited purposes, subject to the terms of separate written agreements each company has entered into with the Company. Digital and Sequent each has an option to purchase a non-exclusive, fully-paid license of the Forte source code. Digital's option becomes exercisable if the Company is acquired and the acquiror fails to agree to assume the Company's contractual obligations to Digital, and Sequent's option is exercisable if the Company is acquired by certain Sequent competitors. The provision of source code may increase the likelihood of misappropriation by third parties.

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

Effect of Certain Charter Provisions; Anti-takeover Effects of Rights Plan, Certificate of Incorporation, Delaware Law and Certain Agreements. The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting and conversion rights of such shares, without any further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no current plans to issue shares of Preferred Stock. Further, the Company has adopted a stockholder rights plan that, in conjunction with certain provisions of the Company's Certificate of Incorporation and of Delaware law, could delay or make more difficult a merger, tender offer, or proxy contest involving the Company. In addition, under certain circumstances, including an acquisition, the Company may be required to release its source code to third parties. This requirement could discourage potential acquisition proposals for the Company.

ITEM 2.  PROPERTIES

         The Company's principal administrative, sales, marketing, and product development facility occupies approximately 68,800 square feet in Oakland,
California pursuant to a lease and sublease which expires June 2000. Additionally, the company has a contract to lease an additional 60,800 feet commencing in February 1998 and expiring in June 2000, for a total of 129,600 square feet leased and occupied at the Oakland location by the end of fiscal year 1998. The Company also leases sales and support offices in Phoenix, AZ, Los Angeles, CA, San Diego, CA, Denver, CO, Shelton, CT, Atlanta, GA, Oakbrook, IL, Wakefield, MA, Rockville, MD, Southfield, MI, Minneapolis, MN, Iselin, NJ, NewYork, NY, Syracuse, NY, W. Conshohocken, PA, Dallas, TX, Houston, TX and Bellevue, WA. The Company also maintains international offices in Australia, Canada, France, Germany, and the United Kingdom. The Company believes that its existing facilities are adequate for its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not aware of any pending or threatened litigation that could have a material adverse effect upon the Company's business, operating results or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.


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

                                                                 High       Low
                                                                 ----       ---
Fourth Quarter of fiscal year 1996 (from March 12, 1996)....    $40.50    $35.88
First Quarter of fiscal year 1997...........................    $81.75    $37.75
Second Quarter of fiscal year 1997..........................    $56.00    $27.25
Third Quarter of fiscal year 1997...........................    $45.25    $31.50
Fourth Quarter of fiscal year 1997..........................    $38.13    $21.88

         At May 31, 1997, there were 433 stockholders of record, representing approximately 9000 shareholder accounts, of the Company's common stock, as shown in the records of the Company's transfer agent. The Company has not paid any cash dividends on its capital stock since its inception, and does not expect to pay cash dividends on its Common Stock in the foreseeable future.

         On May 16, 1997, the Board of Directors of the Company declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of its common stock. Each Right will entitle stockholders to buy one one-thousandth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $125.00. The Rights will be exercisable if a person or group hereafter becomes the beneficial owner of 15% or more of the Common Stock of the Company or announces a tender or exchange offer for 15% or more of the Common Stock. The Board of Directors will be entitled to redeem the Rights at one cent per Right at any time before any such person hereafter becomes the beneficial owner of 15% or more of the outstanding Common Stock.

         The Rights are not being distributed in response to any specific effort to acquire the Company. The Rights are designed to assure that all stockholders of the Company receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against two-tier or partial tender offers, open market accumulations and other tactics designed to gain control of the Company without paying all shareholders a fair price.

         If a person hereafter becomes the beneficial owner of 15% or more of the outstanding Common Stock of the Company, each Right will entitle its holder to purchase, at the Right's exercise price, a number of shares of common Stock having a market value of twice the Right's exercise price. Rights held by the 15% holder will become void and will not be so exercisable. If the Company is acquired in a merger or other business combination transaction after a person becomes the beneficial owner of 15% or more of the Company's Common Stock, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having at that time of twice the Right's exercise price. The dividend distribution will be payable to stockholders of record on June 3, 1997. The Rights will expire in 2007. The Rights distribution is not taxable to shareholders. See the section entitled "Business Risks" in Item 1 under the caption "Effect of Certain Charter Provisions; Anti-takeover Effects of Rights Plan, Certificate of Incorporation, Delaware Law and Certain Agreements."


ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of
Operations" included in Item 7. The consolidated statement of operations data for each of the three years in the period ended March 31, 1997 and the consolidated balance sheet data at March 31, 1996 and 1997 are derived from the audited consolidated financial statements included elsewhere in Item 8. The consolidated statement of operations data for each of the two years in the period ended March 31, 1994 and the consolidated balance sheet data at March 31, 1993, 1994 and 1995 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.


                                                                                      Years Ended March 31,
                                                                                      ---------------------
                                                                    1993          1994           1995           1996           1997
                                                                    ----          ----           ----           ----           ----
                                                                                   (in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
   License ...................................................           $_            $_      $  7,974      $ 21,357      $ 43,595
   Maintenance and service ...................................            _            39         2,033         8,688        19,456
                                                                   --------      --------      --------      --------      --------
      Total revenues .........................................            _            39        10,007        30,045        63,051

Cost of revenues:
   License ...................................................            _             _           142           456           665
   Maintenance and service ...................................            _            36         2,000         5,452        11,796
                                                                   --------      --------      --------      --------      --------
      Total cost of revenues .................................            _            36         2,142         5,908        12,461
                                                                   --------      --------      --------      --------      --------

Gross profit .................................................            _             3         7,865        24,137        50,590
                                                                   --------      --------      --------      --------      --------

Operating expenses:
   Sales and marketing .......................................        1,112         2,594         7,869        15,060        28,560
   Product development and engineering .......................        2,324         4,679         5,515         8,069        10,611
   General and administrative ................................          745           887         1,874         3,168         5,119
                                                                   --------      --------      --------      --------      --------
      Total operating expenses ...............................        4,181         8,160        15,258        26,297        44,290
                                                                   --------      --------      --------      --------      --------

Income (loss) from operations ................................       (4,181)       (8,157)       (7,393)       (2,160)        6,300
Other income, net ............................................           94            97           147           286         1,988
                                                                   --------      --------      --------      --------      --------

Income (loss) before income taxes ............................       (4,087)       (8,060)       (7,246)       (1,874)        8,288
Provision for income taxes ...................................            _             _          (104)         (114)       (1,039)
                                                                   --------      --------      --------      --------      --------

Net income (loss) ............................................     $ (4,087)     $ (8,060)     $ (7,350)     $ (1,988)     $  7,249
                                                                   --------      --------      --------      --------      --------

Pro forma net income (loss) per share (1) ....................                                 $  (0.45)     $  (0.11)     $   0.34
                                                                                               ========      ========      ========

Shares used in pro forma income (loss) per share (1) .........                                   16,248        17,517        21,110


                                                                                                March 31,
                                                                                                ---------
                                                                      1993           1994          1995           1996          1997
                                                                      ----           ----          ----           ----          ----
                                                                                              (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments ............       $ 3,064       $ 5,937       $12,775       $41,317       $48,257
Working capital ..............................................         2,634         3,044        10,070        39,714        43,655
Total assets .................................................         3,864         7,131        18,142        57,291        73,749
Capital lease obligations, due after one year ................           361           583           834         1,714           849
Total stockholders' equity ...................................           810         1,821         7,449        40,044        48,674

(1) See Note 1 to Notes to Consolidated Financial Statements

                                                                              25

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. In this report, the words "anticipate," "believes," "expects," "intends," "future," and other similar expressions identify forward looking statements. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below and in "Business Risks," that could cause actual results to differ materially from historical results or those anticipated.

Overview

         The Company was founded in February 1991 to design, develop and market a distributed client/server application development, deployment and management environment. To date, all of the Company's revenues have been derived from licenses of the Company's primary product, Forte and related products as well as related maintenance, training and consulting revenues. The Company began shipping Release 1.0 of Forte in August 1994 and Release 2.0 in November 1995. The Company has announced Release 3.0 which is currently in beta testing. The Company currently expects that revenues from Forte and related products and services will continue to account for substantially all of the Company's revenues for fiscal 1998. As a result, factors adversely affecting the pricing of or demand for Forte and related products and services could have a material adverse effect on the Company's business, operating results and financial condition.

         Although the Company's revenues have increased in each of the last eleven quarters and the Company had net income in each of the quarters ended December 31, 1995 through March 31, 1997, the Company expects to incur a loss for the quarter ending June 30, 1997 due primarily to an expected seasonal decline in revenues as compared to the quarter ending March 31, 1997 coupled with more rapid growth in sales and marketing expenses. The Company's limited operating history makes the prediction of future operating results difficult. Accordingly, although the Company has recently experienced revenue growth, such growth should not be considered indicative of future revenue growth, if any, or of future operating results. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to maintain profitability on a quarterly or annual basis.

         The Company's total headcount was 119, 221 and 351 March 31, 1995, 1996 and 1997, respectively. The growth in headcount is attributable to the Company's significant expansion in all of its operations, especially in sales and marketing.

         Forte licenses its software through its direct sales force, distributors and value added resellers. Revenues from distributors and resellers accounted for approximately 15%, 18% and 20% of the Company's total revenues for fiscal 1995, 1996 and 1997, respectively. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting and training sufficient direct sales personnel and establishing additional relationships with distributors, resellers and system integrators.

Results of Operations

Revenues. The Company's total revenues consist of license fees for its Forte application environment and related products as well as associated maintenance and service revenues. The Company licenses software under non-cancelable license agreements and provides services including maintenance, training and consulting. License revenues are recognized when a non-cancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable and collectibility is probable. Fees for services are charged separately from the license of the Company's software products. Maintenance revenues consist of fees for ongoing support and product updates and are recognized ratably over the term of the contract, which is typically twelve months. Revenues from training are recognized upon completion of the related training class. Consulting revenues are recognized as the services are performed. See Note 1 to Notes to Consolidated Financial Statements Allowances for credit risks and for estimated future returns are provided for upon shipment. Returns to date have not been material. Actual credit losses and returns may differ from the Company's estimates and such differences could be material to the financial statements.

         The Company's total revenues increased from $10.0 in fiscal 1995 to $30.0 million in fiscal 1996 and by 110% to $63.1 million in fiscal 1997. License revenues increased 168% to $21.4 million in fiscal 1996 from $8.0 million in fiscal 1995 and increased by 104% to $43.6 million in fiscal 1997. These increases in license fees are primarily as a result of an increase in the number of licenses sold reflecting increased market awareness and acceptance of Forte software and related products, expansion of the Company's direct sales organization both domestic and international and increased sales from international distributors.

         Maintenance and service revenues increased from $2.0 million in fiscal 1995 to $8.7 million in fiscal 1996, and increased by 124% to $19.5 million in fiscal 1997. These increases in maintenance and service revenues were primarily a result of the growing installed base of Forte and related products and the associated increase in demand for maintenance, training and consulting services.

         International revenues include all revenues other than from the United States. International revenues from the Company's direct sales organizations in Europe and Australia and export sales through distributors and resellers in Europe, Asia and other areas of the world, as well as international sales made by the domestic direct sales organization, accounted for 17%, 26% and 36% of total revenues in fiscal 1995, 1996 and 1997, respectively. Direct sales through the Company's European and Australian subsidiaries totaled $796,000, $2.4 million and $13.0 million for the years ended March 31, 1995, 1996 and 1997, respectively. The table below sets forth the Company's export sales data from the U.S. for the years ended March 31, 1995, 1996 and 1997. See Note 1 of Notes to Consolidated Financial Statements.

                                         Years Ended March 31,
                                         ---------------------
                                1995             1996               1997
                                ----             ----               ----
Export Sales:
   Asia.................      $187,000        $1,031,000          $3,068,000
   Europe...............       351,000         2,593,000           2,650,000
   Canada...............       168,000           876,000           2,977,000
   Other................       184,000           812,000           1,216,000
                               -------           -------           ---------
Total                         $890,000        $5,312,000          $9,911,000


         The Company expects that international license and related maintenance and service revenues will continue to account for a significant portion of its total revenues in the future. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Forte and related products. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially adversely affected.

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

 Cost of Revenues

 Cost of License Revenues. Cost of license revenues consists primarily of royalties paid to third-party vendors, product packaging, documentation and production and shipping costs. Cost of license revenues was $142,000 and $456,000 and $665,000 in fiscal 1995, 1996 and 1997, respectively, each representing 2% of license revenues for the respective periods.

Cost of Maintenance and Service Revenues. Cost of maintenance and service revenues consists primarily of personnel-related and facilities costs incurred in providing customer support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of maintenance and service revenues was $2.0 million, $5.5 million and $11.8 million in fiscal 1995, 1996 and 1997, respectively, representing 98%, 63% and 61% of maintenance and service revenues in the respective periods. The high percentage of cost of maintenance and service revenues as a percentage of the related revenue for fiscal 1995 resulted from the addition of training, support and consulting personnel in anticipation of an increase in the demand for these services. The decrease in cost of maintenance and service revenues for fiscal 1996 and 1997 as a percentage of maintenance and service revenues was primarily due to improved economies of scale of the technical support center and increased productivity from a significant number of newly hired training, support and consulting personnel. The Company does not expect its cost of maintenance and service revenues to continue to decrease materially as a percentage of maintenance and service revenues.

 Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses increased from $7.9 million in fiscal 1995 to $15.1 million in fiscal 1996 and to $28.6 million in fiscal 1997. These increases reflect the hiring of additional sales and marketing personnel, and their related costs, as well as increased costs associated with expanded promotional activities. Sales and marketing expenses represented 79%, 50% and 45% of total revenues in fiscal 1995, 1996 and 1997, respectively. The decrease in sales and marketing expenses for fiscal 1996 and 1997 as a percentage of total revenue was primarily due to revenue growth. The Company expects that sales and marketing expenses will continue to increase in dollar amount as the Company continues to hire additional sales and marketing personnel and increase promotional activities in fiscal 1998. The company expects to increase hiring in the direct sales force and as a result, sales expense as a percentage of revenue is expected to be greater in the first and second quarter of fiscal year 1998 compared to fiscal 1997.

Product Development. The Company believes that a significant level of investment for product development is required to remain competitive. Product development expenses increased from $5.5 million in fiscal 1995 to $8.1 million in fiscal 1996 and to $10.6 million in fiscal 1997. These increases were primarily attributable to additional hiring of product development personnel. Product development expenses represented 55%, 27% and 17% of total revenues in fiscal 1995, 1996 and 1997, respectively. The decrease in research and development expenses as a percentage of total revenue was primarily due to revenue growth. The Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will increase in dollar amount in fiscal 1998. Because all costs incurred in the research and development of software products and enhancements to existing software products have been expensed as incurred, cost of license revenues includes no amortization of capitalized software development costs. See Note 1 of Notes to Consolidated Financial Statements.

General and Administrative. General and administrative expenses increased from $1.9 million in fiscal 1995 to $3.2 million in fiscal 1996 and to $5.1 million in fiscal 1997. These increases were primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. General and administrative expenses represented 19%, 11% and 8% of total revenues in fiscal 1995, 1996 and 1997, respectively. The decrease in general and administrative expenses as a percentage of total revenue was primarily due to revenue growth and improved economies of scale. The Company believes that its general and administrative expenses will increase in dollar amount in fiscal 1998 as a result of an expansion of the Company's administrative staff and information systems infrastructure to support the Company's growth.

Other Income, Net. Other income, net, represents interest earned by the Company on its cash and cash equivalents and short-term investments offset by interest expense on capitalized leases. See Note 6 of Notes to Consolidated Financial Statements.

Provision for Income Taxes. The effective tax rate for the year ended March 31, 1997 was 13%. The provision for income taxes was due to state and federal alternative minimum taxes and foreign withholding taxes. The effective tax rate differs from the federal statutory rate primarily due to the utilization of net operating loss carryovers and tax credits.

         At March 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $13,266,000 which expire in tax years 2007 through 2010, a federal research and development tax credit carryforward of approximately $1,719,000 which expires in tax years 2005 through 2011 and a foreign tax credit carryforward of approximately $757,000 which expires in tax years 1999 through 2001.


Liquidity and Capital Resources

         The Company has funded its operations and investments in furniture and equipment through an initial public offering of common stock on March 11, 1996 with net proceeds of $34.3 million, the private sale of equity securities totaling approximately $28.3 million, furniture and equipment leases of approximately $4.1 million and cash advances from development partners. Since inception, the Company has received $6.9 million from development partners and as of March 31, 1997, the Company had repaid, through a variety of royalty and other arrangements, an aggregate of $5.7 million of such advances. Net cash generated by operating activities was $11.5 million in fiscal 1997 and net cash used in operating activities was $5.1 million and $3.4 million in fiscal 1995 and 1996, respectively. Net cash generated in fiscal 1997 resulted primarily from net income, depreciation and amortization, increases in short term liabilities, somewhat offset by an increase in accounts receivable. For fiscal 1995 and 1996, net cash used in operating activities resulted primarily from net losses and increases in accounts receivable associated with increases in revenues, partially offset by increases in deferred revenues, accounts payable and accrued liabilities. The Company's accounts receivable balance decreased to 91% of total revenues for the quarter ended March 31, 1997 from 99% of total revenues for the quarter ended March 31, 1996. This decrease resulted primarily from increased collection efforts and the timing of payments received. This percentage could vary significantly on a quarterly or yearly basis and may not be indicative of future operating results.

         In 1995, 1996 and 1997, the Company's investing activities have consisted primarily of purchases of furniture and equipment and short-term investments. Capital expenditures, including those under capital leases, totaled $1.3 million, $3.4 million and $5.0 million in fiscal 1995, 1996 and 1997, respectively, to acquire furniture and equipment and computer hardware for the Company's growing employee base. The Company expects that its capital expenditures will increase as the Company's employee base grows. At March 31, 1997 the Company did not have any material commitments for capital expenditures.

         At March 31, 1997, the Company had $48.3 million in cash and cash equivalents and short term investments and $43.7 million in working capital. The Company believes that its existing cash, cash equivalents and short-term investments will be adequate to meet its cash needs for at least the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive.


Quarterly Results

         The following tables set forth certain unaudited consolidated statement of operations  data for the eight quarters ended March 31, 1997, as well as such data  expressed as a percentage of the Company's  total revenues for the periods indicated.  This data has been derived  from  unaudited  condensed  consolidated financial statements that, in the opinion of management, include all adjustments
(consisting  only  of  normal  recurring   adjustments)  necessary  for  a  fair
presentation  of such  information.  Such statement of operations data should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.  See the section entitled "Business Risks" in Item 1 for risk factors.

                                                                                Quarter Ended
                                                                                -------------
                                                                    (in thousands except per share data)
                                         June 30,   Sept. 30,    Dec. 31,   March 31,   June 30,   Sept. 30,    Dec. 31,  March 31,
                                           1995        1995        1995        1996       1996        1996        1996       1997
                                           ----        ----        ----        ----       ----        ----        ----       ----
Consolidated Statement of
Operations Data:
Revenues:
   License........                         $3,071      $3,623      $6,196     $8,467      $8,023      $9,833     $12,205    $13,534
   Maintenance and service                  1,309       2,174       2,530      2,675       3,657       4,381       5,368      6,050
                                            -----       -----       -----      -----       -----       -----       -----      -----

      Total revenues                        4,380       5,797       8,726     11,142      11,680      14,214      17,573     19,584
                                            -----       -----       -----     ------      ------      ------      ------     ------

Cost of revenues:
   License........                             95         110         127        124         138         128         228        171
   Maintenance and service                    946       1,236       1,446      1,824       2,378       2,542       3,211      3,665
                                              ---       -----       -----      -----       -----       -----       -----      -----

      Total cost of revenues                1,041       1,346       1,573      1,948       2,516       2,670       3,439      3,836
                                            -----       -----       -----      -----       -----       -----       -----      -----

Gross profit                                3,339       4,451       7,153      9,194       9,164      11,544      14,134     15,748
                                            -----       -----       -----      -----       -----      ------      ------     ------

Operating expenses:
   Sales and marketing                      2,980       3,117       3,820      5,143       5,765       6,601       7,697      8,497
   Product development and engineering      1,688       1,980       2,155      2,246       2,284       2,565       2,784      2,978
   General and administrative                 631         823         831        883       1,279       1,248       1,250      1,342
                                              ---         ---         ---        ---       -----       -----       -----      -----

 Total operating expenses                   5,299       5,920       6,806      8,272       9,328      10,414      11,731     12,817
                                            -----       -----       -----      -----       -----      ------      ------     ------

Income (loss) from  operations            (1,960)     (1,469)         347        922       (164)       1,130       2,403      2,931
Other income (expense), net                   104          60          10        112         489         520         488        491
                                              ---          --          --        ---         ---         ---         ---        ---

Income (loss) before income taxes         (1,856)     (1,409)         357      1,034         325       1,650       2,891      3,422
Provision for income taxes                   (17)         (6)        (12)       (79)        (32)       (205)       (342)      (460)
                                             ----         ---        ----       ----        ----       -----       -----      -----

Net income (loss).......                  $(1,873)    $(1,415)        $345       $955        $293      $1,445      $2,549     $2,962
                                         ========    ========        ====       ====        ====      ======      ======     ======

                                                                    $0.02      $0.05       $0.01       $0.07       $0.12      $0.14
                                                                    =====      =====       =====       =====       =====      =====
Net income per share

                                                                   18,920     19,225      21,136      21,078      21,156     21,068
                                                                   ======     ======      ======      ======      ======     ======

Shares used in per share calculation

                                                                      As a Percentage of Total Revenues
Revenues:
   License........                         70.1 %      62.5 %      71.0%      76.0%       68.7%       69.2%       69.4%       69.1%
   Maintenance and service                 29.9        37.5        29.0       24.0        31.3        30.8        30.6        30.9
                                           ----        ----        ----       ----        ----        ----        ----        ----

      Total revenues                      100.0       100.0       100.0      100.0       100.0       100.0       100.0       100.0
                                          -----       -----       -----      -----       -----       -----       -----       -----

Cost of revenues:
   License........                          2.2         1.9         1.5        1.1         1.2         0.9         1.3         0.9
   Maintenance and service                 21.6        21.3        16.5       16.4        20.4        17.9        18.3        18.7
                                           ----        ----        ----       ----        ----        ----        ----        ----

      Total cost of revenues               23.8        23.2        18.0       17.5        21.5        18.8        19.6        19.6
                                           ----        ----        ----       ----        ----        ----        ----        ----

Gross profit......                         76.2        76.8        82.0       82.5        78.5        81.2        80.4        80.4
                                           ----        ----        ----       ----        ----        ----        ----        ----

Operating expenses:
   Sales and marketing                     68.0        53.8        43.8       46.2        49.4        46.5        43.8        43.4
   Product development and engineering     38.5        34.1        24.7       20.2        19.6        18.0        15.8        15.2
   General and administrative              14.4        14.2         9.5        7.9        10.9         8.8         7.1         6.8
                                           ----        ----         ---        ---        ----         ---         ---         ---

      Total operating expenses            120.9       102.1        78.0       74.3        79.9        73.3        66.7        65.4
                                          -----       -----        ----       ----        ----        ----        ----        ----

Income (loss) from operations            (44.7)      (25.3)         4.0        8.3       (1.4)         7.9        13.7        15.0
Other income (expense), net                 2.4         1.0         0.1        1.0         4.2         3.7         2.8         2.5
                                            ---         ---         ---        ---         ---         ---         ---         ---

Income (loss) before income taxes        (42.4)      (24.3)         4.1        9.3         2.8        11.6        16.5        17.5
Provision for income taxes                (0.4)       (0.1)       (0.1)      (0.7)       (0.3)       (1.4)       (1.9)       (2.4)
                                          -----       -----       -----      -----       -----       -----       -----       -----

Net income (loss)..............          (42.8)%     (24.4)%        4.0%       8.6%        2.5%       10.2%       14.6%       15.1%
                                        =======     =======        ====       ====        ====       =====       =====       =====

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

         Revenues in the quarter ended March 31, 1997 increased 76% to $19.6 million from $11.1 million in the quarter ended March 31, 1996, reflecting increased sales to new and existing customers primarily as a result of increased market awareness and acceptance of the Company's products, expansion of the Company's direct salesforce and increased sales through distributors. Revenues for the quarter ended March 31, 1997 included a follow-on sale to an existing customer for $5.5 million. License revenues in the fourth quarter of fiscal 1997 increased to $13.5 million (69% of total revenues) from $8.5 million (76% of total revenues) in the fourth quarter of fiscal 1996. Maintenance and service revenues increased to $6.1 million in the fourth quarter of fiscal 1997 from $2.7 million in the fourth quarter of fiscal 1996. International revenues increased to $6.7 million in the fourth quarter of fiscal 1997 from $3.3 million in the fourth quarter of fiscal 1996 primarily as a result of expanded direct and indirect international operations.

         Cost of revenues for the fourth quarter of fiscal 1997 increased to $3.8 million (20% of total revenues) from $1.9 million (17% of total revenues) in the fourth quarter of fiscal 1996, primarily as a result of an increase in cost of services attributable to the hiring of additional consulting, customer service and training personnel during fiscal 1997 as well as the addition of facilities for training and consulting operations.

         Sales and marketing expenses increased to $8.5 million for the fourth quarter of fiscal 1997 from $5.1 million in the fourth quarter of fiscal 1996. The increase was due primarily to costs associated with expanded domestic and international sales operations. Product development and engineering and general and administrative expenses increased in dollar amounts primarily due to increased hiring to support the Company's growth.

         As a result of the foregoing, income before taxes increased to $3.4 million for the fourth quarter of fiscal 1997 from $1.0 million in the fourth quarter of fiscal 1996, and net income increased to $3.0 million from $1.0 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14(a) for an index to the financial statements and supplementary financial information which are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors is incorporated herein by reference from the section entitled "Election of Directors" of the Company's proxy statement to be filed pursuant to Regulation 14A for its Annual Stockholders Meeting to be held August 12, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding directors is incorporated herein by reference from the section entitled "Executive Compensation" of the Company's proxy statement to be filed pursuant to Regulation 14A for its Annual Stockholders Meeting to be held August 12, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding directors is incorporated herein by reference from the section entitled "Stock Ownership of Certain Beneficial Owners and Management" of the Company's proxy statement to be filed pursuant to Regulation 14A for its Annual Stockholders Meeting to be held August 12, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding directors is incorporated herein by reference from the section entitled "Stock Ownership of Certain Beneficial Owners and Management," "Executive Compensation," and "Transactions with Management" of the Company's proxy statement to be filed pursuant to Regulation 14A for its Annual Stockholders Meeting to be held August 12, 1997.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Annual Report on Form 10-K:

     1.  Financial Statements                                                                     Page Number

         Report of Ernst & Young, LLP, Independent Auditors Consolidated Balance
         Sheets as of March 31, 1997 and 1996

         Consolidated Income Statements for each of the three years in the period ended March 31, 1997

         Consolidated Statements of Stockholders' Equity for each of the three years in the period ended
         March 31, 1997

         Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 1997

         Notes to Consolidated Financial Statements


         2.  Financial Statement Schedule:

         Schedule II - Valuation and Qualifying Accounts

         Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.


         3. Exhibits - See Item 14(c) below

(b)      Reports on Form 8-K

         No reports on Form 8-K have been filed  during the quarter  ended March
         31, 1997.



(c)  Exhibits

   Exhibit No.                                                        Description
   -----------                                                        -----------
 2.1               Agreement and Plan of Merger dated January 22, 1996, for the reincorporation merger of Forte Software, Inc., a
                   California corporation, into Forte Software, Inc., a Delaware corporation (the "Registrant").(1)
 3.1               Certificate of Incorporation of Registrant, as amended to date.(1)
 3.2               Bylaws of Registrant.(1)
 4.1               Specimen Common Stock certificate.(1)
 4.3               Amended and Restated Investors' Rights Agreement among Registrant and the Founders and Investors specified therein dated as of October 6, 1994. (1)
 4.3               Rights Agreement dated May 16, 1997.
 4.4               1997 Stock Plan.
10.1               Form of Indemnification Agreement entered into by and between Registrant and its officers and directors.(1)
10.2               Registrant's 1991 Equity Incentive Plan.(1)
10.3               Registrant's 1996 Stock Option Plan.(1)
10.4               Registrant's Employee Stock Purchase Plan.(1)
10.5               Loan and Security Agreement by and between Registrant and Silicon Valley Bank dated as of September 20, 1994, as modified August 1, 1994. (1)
10.6               Real property lease by and between Registrant and State of California Public Employee's Retirement System dated
                   December 1, 1994. (1)
10.7               Master Lease Agreement and Warrant Agreement by and between Registrant and Comdisco,
                   Inc. dated as of December 28, 1992, as modified by subsequent Equipment Schedules and
                   Warrant Agreements dated May 9, 1994 and February 15, 1995, and Equipment Schedule
                   dated January 17, 1996. (1)
10.8               Software Agreement between Digital Equipment Corporation and Registrant dated July 21,
                   1992, as amended. (1) (2)
10.9               Source Code License and Master Distributor Agreement between Registrant and Mitsubishi
                   Corporation dated September 26, 1994. (1) (2)
10.10              Strategic Software Development and Distribution Agreement between Sequent Computer
                   Systems, Inc. and Registrant dated August 6, 1992, as amended. (1) (2)
10.11              Amendment to Real property lease by and between Registrant and State of California Public Employee's Retirement
                   System dated December 1, 1994 and amended on January 16, 1997.
10.12              Real property sublease by and between Registrant and ICF Kaiser Engineers, Inc. dated January 16, 1997.
11.1               Computation of net income (loss) per share.
16.1               Letter regarding change in certifying accountant (3)
21.1               Subsidiaries of Registrant. (3)
23.1               Consent of Ernst & Young, LLP, Independent Auditors. (3)
23.2               Consent of Counsel. Reference is made to Exhibit 5.1 (1)
24.1               Power of Attorney.
27.1               Financial data schedule

(1)   Incorporated by reference to the exhibit of the same number filed with Registrant's Form S-1 Registration  Statement (File No.
      333-598).

(2)   Confidential  treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.

(3)   Previously  filed in the  Company's  1996  Report on Form 10-K and has  either no change  from the prior  year or is no longer required.

                                                                              34

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oakland, State of California, on this 26th day of June, 1997.

                              FORTE SOFTWARE, INC.

                              By:        /s/ RODGER E. WEISMANN



                              Rodger E. Weismann
                              Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary

         KNOW BY ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Martin J. Sprinzen and Rodger
E. Weismann, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and all documents connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the date indicated.

                     Signature                                              Title                                    Date
                     ---------                                              -----                                    ----
               /s/ MARTIN J. SPRINZEN                President, Chief Executive Officer and Director            June 26, 1997
           ---------------------------------         (Principal Executive Officer)
                 Martin J. Sprinzen

               /s/ RODGER E. WEISMANN                Senior Vice President, Finance and Administration,         June 26, 1997
           ---------------------------------         Chief Financial Officer and Secretary (Principal
                 Rodger E. Weismann                  Financial and Accounting Officer)


              /s/ CHRISTOS M. COTSAKOS               Director                                                   June 26, 1997
           ---------------------------------
                Christos M. Cotsakos

                  /s/ PROMOD HAQUE                   Director                                                   June 26, 1997
           ---------------------------------
                    Promod Haque

               /s/ THOMAS A. JERMOLUK                Director                                                   June 26, 1997
           ---------------------------------
                 Thomas A. Jermoluk

                /s/ DAVID N. STROHM                  Director                                                   June 26, 1997
           ---------------------------------
                  David N. Strohm

            /s/ WILLIAM H. YOUNGER, JR.              Director                                                   June 26, 1997
           ---------------------------------
              William H. Younger, Jr.

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Forte Software, Inc.

We have audited the accompanying consolidated balance sheets of Forte Software, Inc. as of March 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. Our audits also include the financial schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forte Software, Inc. at March 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




Walnut Creek, California
April 24, 1997


                              Forte Software, Inc.

                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)
                                                                                    March 31,
                                                                              ----------------------
                                                                                 1996        1997
                                                                              ----------   ---------
Assets
Current assets:
    Cash and cash equivalents                                                   $ 35,081    $ 35,103
    Short-term investments                                                         6,236      13,154
    Accounts receivable, net of allowances of $941 ($531 in 1996)                 11,059      17,750
    Prepaid expenses and other current assets                                        839       1,003
                                                                                --------    --------
Total current assets                                                              53,215      67,010

Equipment and leasehold improvements, net                                          3,903       6,489
Other assets                                                                         173         250
                                                                                --------    --------
Total assets                                                                    $ 57,291    $ 73,749
                                                                                ========    ========

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                                            $  1,066    $  3,003
    Accrued compensation and related expenses                                      2,881       6,191
    Other accrued liabilities                                                      2,529       3,999
    Deferred revenue                                                               5,941       9,247
    Current portion of capital lease obligations                                   1,084         915
                                                                                --------    --------
Total current liabilities                                                         13,501      23,355

Capital lease obligations, due after one year                                      1,714         849
Deferred revenue                                                                   2,032         871
Commitments

Stockholders' equity:
    Convertible preferred stock, $.01 par value; 5,000,000 shares authorized,
      no shares issued and outstanding                                              --          --
    Common Stock, $.01 par value; 45,000,000 shares authorized; 18,798,100
      shares issued and outstanding (18,283,905 in 1996)                             183         188
    Additional paid-in capital                                                    62,618      64,169
    Accumulated deficit                                                          (22,735)    (15,486)
    Foreign currency translation adjustments                                         (22)       (197)
                                                                                --------    --------
Total stockholders' equity                                                        40,044      48,674
                                                                                --------    --------
Total liabilities and stockholders' equity                                      $ 57,291    $ 73,749
                                                                                ========    ========

See accompanying notes.


                              Forte Software, Inc.

                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                             Years ended March 31,
                                                       --------------------------------
                                                         1995        1996        1997
                                                       --------    --------    --------
Revenues:
    License fees                                       $  7,974    $ 21,357    $ 43,595
    Maintenance and services                              2,033       8,688      19,456
                                                       --------    --------    --------
Total revenues                                           10,007      30,045      63,051

Operating expenses:
    Cost of license fees                                    142         456         665
    Cost of maintenance and services                      2,000       5,452      11,796
    Sales and marketing                                   7,869      15,060      28,560
    Product development and engineering                   5,515       8,069      10,611
    General and administrative                            1,874       3,168       5,119
                                                       --------    --------    --------
Total operating expenses                                 17,400      32,205      56,751
                                                       --------    --------    --------
Operating income (loss)                                  (7,393)     (2,160)      6,300

Interest income                                             312         568       2,232
Interest expense and other, net                            (165)       (282)       (244)
                                                       --------    --------    --------
Income (loss) before income taxes                        (7,246)     (1,874)      8,288
Provision for income taxes                                 (104)       (114)     (1,039)
                                                       --------    --------    --------
Net income (loss)                                      $ (7,350)   $ (1,988)   $  7,249
                                                       ========    ========    ========

Pro forma net income (loss) per share                  $  (0.45)   $  (0.11)   $   0.34
                                                       ========    ========    ========

Shares used in computing pro forma net income (loss)
    per share                                            16,248      17,517      21,110
                                                       ========    ========    ========

See accompanying notes.

                              Forte Software, Inc.

                 Consolidated Statements of Stockholders' Equity
                                 (In thousands)


                                               Convertible                             Additional
                                             Preferred Stock         Common Stock        Paid-in
                                            Shares     Amount       Shares    Amount     Capital
                                           --------    ------       ------    ------     -------
Balance at March 31, 1994                    10,051    $    100       3,615   $     36   $ 15,133
    Issuance of common stock                   --          --            69          1         27
    Issuance of preferred stock Series
       D, net of issuance costs               1,979          20        --         --       12,855
    Forgiveness of stockholders' notes
       receivable                              --          --          --         --         --
    Foreign currency translation
       adjustment                              --          --          --         --         --
    Net loss                                   --          --          --         --         --
                                           --------    --------    --------   --------   --------
Balance at March 31, 1995                    12,030         120       3,684         37     28,015
    Issuance of common stock                   --          --           747          8        334
    Public offering of common stock, net
       of expenses of $3,985                   --          --         1,823         18     34,269
    Conversion of preferred stock           (12,030)       (120)     12,030        120       --
    Foreign currency translation
       adjustment                              --          --          --         --         --
    Net loss                                   --          --          --         --         --
                                           --------    --------    --------   --------   --------
Balance at March 31, 1996                      --          --        18,284        183     62,618
    Issuance of common stock                   --          --           514          5      1,551
    Foreign currency translation
       adjustment                              --          --          --         --         --
    Net income                                 --          --          --         --         --
                                           --------    --------    --------   --------   --------
Balance at March 31, 1997                      --      $   --        18,798   $    188   $ 64,169
                                           ========    ========    ========   ========   ========

                                                         Notes      Foreign
                                                       Receivable   Currency
                                           Accumulated    from     Translation
                                             Deficit   Stockholders Adjustment   Total
                                             -------   ------------ ----------   ------
Balance at March 31, 1994                    $(13,397)   $    (51)   $   --      $  1,821
    Issuance of common stock                     --          --          --            28
    Issuance of preferred stock Series
       D, net of issuance costs                  --          --          --        12,875
    Forgiveness of stockholders' notes
       receivable                                --            51        --            51
    Foreign currency translation
       adjustment                                --          --            24          24
    Net loss                                   (7,350)       --          --        (7,350)
                                             --------    --------    --------    --------
Balance at March 31, 1995                     (20,747)       --            24       7,449
    Issuance of common stock                     --          --          --           342
    Public offering of common stock, net
       of expenses of $3,985                     --          --          --        34,287
    Conversion of preferred stock                --          --          --          --
    Foreign currency translation
       adjustment                                --          --           (46)        (46)
    Net loss                                   (1,988)       --          --        (1,988)
                                             --------    --------    --------    --------
Balance at March 31, 1996                     (22,735)       --           (22)     40,044
    Issuance of common stock                     --          --          --         1,556
    Foreign currency translation
       adjustment                                --          --          (175)       (175)
    Net income                                  7,249        --          --         7,249
                                             --------    --------    --------    --------
Balance at March 31, 1997                    $(15,486)   $   --      $   (197)   $ 48,674
                                             ========    ========    ========    ========

See accompanying notes.

                              Forte Software, Inc.

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                              Years ended March 31,
                                                         --------------------------------
                                                           1995        1996       1997
                                                         --------    --------    --------
Operating activities
Net income (loss)                                        $ (7,350)   $ (1,988)   $  7,249
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
       Depreciation and amortization                          457       1,365       2,476
       Forgiveness of interest and principal on notes
          receivable from stockholders                         51        --          --
       Changes in operating assets and liabilities:
          Accounts receivable                              (2,937)     (8,099)     (6,777)
          Prepaid expenses and other assets                  (368)       (498)       (241)
          Accounts payable                                    276         701       1,851
          Accrued compensation and related expenses         1,446       1,208       3,310
          Deferred revenue                                  3,055       2,051       2,145
          Other accrued liabilities                           266       1,897       1,470
                                                         --------    --------    --------
Net cash provided by (used in) operating activities        (5,104)     (3,363)     11,483

Investing activities
Purchases of equipment and leasehold improvements            (430)     (1,220)     (4,972)
Purchase of short-term investments                         (3,920)     (6,236)    (16,539)
Maturities of short-term investments                        5,998       2,915       9,618
                                                         --------    --------    --------
Net cash (used in) provided by investing activities         1,648      (4,541)    (11,893)

Financing activities
Proceeds from issuance of preferred stock                  12,875        --          --
Payment on notes payable                                     (171)       (729)       --
Reduction of capital lease obligations                       (360)       (775)     (1,124)
Proceeds from issuance of common stock                         28      34,629       1,556
                                                         --------    --------    --------
Net cash provided by financing activities                  12,372      33,125         432
                                                         --------    --------    --------
Increase in cash and cash equivalents                       8,916      25,221          22
Cash and cash equivalents at beginning of period              944       9,860      35,081
                                                         --------    --------    --------
Cash and cash equivalents at end of period               $  9,860    $ 35,081    $ 35,103
                                                         ========    ========    ========

Supplemental disclosures:
    Interest paid                                        $    177    $    287    $    244
                                                         ========    ========    ========
    Income taxes paid                                    $    100    $    118    $    372
                                                         ========    ========    ========
Supplemental disclosures of noncash investing
    and financing activities:
      Capital lease obligations incurred                 $    871    $  2,201    $     90
                                                         ========    ========    ========

See accompanying notes.

                              Forte Software, Inc.

                   Notes to Consolidated Financial Statements


1. Summary of Significant Accounting Policies

The Company

Forte Software, Inc. designs, develops, markets and supports a set of products for developing, deploying and managing production applications in distributed environments, including client/server and the Internet. Forte's products and services are marketed and sold worldwide through a combination of direct operations, subsidiaries, geographical distributors, and value added resellers.

Basis of Presentation

The accompanying financial statements include the accounts of the Company and its wholly owned foreign subsidiaries. The Company translates the accounts of its foreign subsidiaries using the local foreign currency as the functional currency. The assets and liabilities of the foreign subsidiaries are translated into U.S. dollars using exchange rates at the balance sheet date, revenues and expenses are translated using the weighted average exchange rate for the period, and gains and losses from this translation process are credited or charged to stockholders' equity. Foreign currency transaction gains and losses have not been material. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents and Short-Term Investments

Cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of three months or less at the date of purchase and are stated at amounts which approximate fair value, based on quoted market prices. Cash equivalents consist principally of investments in taxable, short-term money market instruments and commercial paper.

Short-term investments consist principally of short-term U.S. Treasury bills and corporate securities and are stated at amounts which approximate fair value.

                              Forte Software, Inc.

1. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents and Short-Term Investments (continued)

The Company accounts for its cash equivalents and short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At March 31, 1996 and 1997, the Company has classified all of its debt securities as available-for-sale, the components of which are as follows (in thousands):

                                                  Year ended March 31,
                                                 1996              1997
                                               --------------------------

Commercial paper                               $ 20,861          $ 25,432
Corporate securities                             14,244            13,154
U.S. Government securities                        1,325                 -
                                               --------          --------
Total                                          $ 36,430          $ 38,586
                                               ========          ========

Unrealized gains and losses at March 31, 1996 and 1997 and realized gains and losses for the years then ended were not material. The cost of securities sold is based on the specific identification method.

At March 31, 1996 and 1997,  $30,194,000 and $25,432,000 of debt securities were included in cash equivalents, and $6,236,000 and $13,154,000 were included in short-term investments, respectively.

Concentrations of Credit Risk and Credit Evaluations

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments including short-term obligations of the U.S. Government and its agencies, corporate securities, money market funds and commercial paper. The Company places its temporary cash investments primarily with two financial institutions.

The Company licenses its products primarily to companies in North America, Europe and Japan. The Company performs ongoing credit evaluations of these customers and generally does not require collateral. Reserves are maintained for potential credit losses.

                              Forte Software, Inc.

1. Summary of Significant Accounting Policies (continued)

Major Customer

No customer accounted for more than 10% of total revenues for the years ended March 31, 1996 and 1995. One customer accounted for 12% of total revenues for the year ended March 31, 1997.

Revenue Recognition

The Company licenses software under noncancelable license agreements and provides services, including maintenance, training and consulting. License revenues are recognized when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable and collectibility is probable. Fees for services are charged separately from the license of the Company's software products. Maintenance revenues consist of fees for ongoing support and product updates and are recognized ratably over the term of the contract, which is typically 12 months. Revenues from training are recognized upon completion of the related training class. Consulting revenues are recognized as the services are performed. To date, all of the Company's revenues have been derived from licenses of the Company's primary product, Forte and related products as well as related maintenance, training and consulting revenues.

Allowances for credit risks and for estimated future returns are provided for upon shipment. Returns to date have not been material. Actual credit losses and returns may differ from the Company's estimates and such differences could be material to the financial statements.

Deferred revenue includes deferred maintenance revenue, prepaid consulting and training fees and prepaid license fees from third party resellers.

International Operations

The Company operates in one industry segment (the development and marketing of computer software and related services) and markets its products and services internationally through foreign subsidiaries in Europe and Australia, Digital Equipment Corporation on a worldwide basis, and other distributors and resellers located in the United States, Canada, Asia, Europe, South America, South Africa and Israel. Export sales through distributors, resellers and the domestic direct sales organization totaled $890,000, $5,312,000 and $9,911,000 for the years ended March 31, 1995, 1996 and 1997, respectively. Sales through the Company's foreign subsidiaries totaled $796,000, $2,427,000 and $12,967,000 for the years ended March 31, 1995, 1996 and 1997, respectively.

                              Forte Software, Inc.

1. Summary of Significant Accounting Policies (continued)

Software Development Costs

Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. The Company begins capitalization upon completion of a working model. To date, such capitalizable costs have not been material. Accordingly, the Company has charged all such costs to research and development expense. Future capitalized costs, if any, will be amortized on a straight-line basis over the estimated life of the products or the ratio of current revenue to the total of current and anticipated future revenue, whichever expense is greater.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements and equipment under capital leases are amortized using the straight-line method over the lesser of the lease term or the estimated useful lives.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the use of the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Accounting for Stock-Based Compensation

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has adopted the "disclosure only" alternative described in Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

                              Forte Software, Inc.

1. Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Share

Except as noted below, net income (loss) per share is computed using the weighted average number of shares of common stock and common stock equivalent shares, when dilutive, from convertible preferred stock (using the as-if-converted method) and from stock options and warrants (using the treasury-stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the initial public offering price during the 12-month period prior to the offering have been included in the calculation as if they were outstanding for all periods presented through December 31, 1995 (using the treasury-stock method).

Per share information calculated on this basis is as follows (in thousands, except per share amounts):

                                                          Year ended March 31,
                                                        1995     1996     1997
                                                       ------------------------

Net income (loss) per share                            $(1.38)  $(0.33)  $ 0.34
                                                       ======   ======   ======
Shares used in computing net income (loss) per share    5,329    6,089   21,110
                                                       ======   ======   ======

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

                              Forte Software, Inc.

1. Summary of Significant Accounting Policies (continued)

Newly Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is effective for both interim and annual financial statements for periods ended after December 15, 1997. The Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the year ended March 31, 1997 and a decrease for the year ended March 31, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.


2. Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following (in thousands):
                                                                 March 31,             Useful
                                                            1996        1997           Lives
                                                           ---------------------       -----
Equipment under capital leases                             $ 4,150      $ 4,182   36 - 42 months
Equipment                                                    1,415        5,664   36 - 42 months
Leasehold improvements                                         495        1,276        36 months
                                                           -------      -------
                                                             6,060       11,122
Less accumulated depreciation and amortization              (2,157)      (4,633)
                                                           -------      -------
Equipment and leasehold improvements, net                  $ 3,903      $ 6,489
                                                           =======      ========

Accumulated amortization related to assets under capital leases at March 31, 1996 and 1997 totaled $1,528,000 and $2,649,000, respectively.

                              Forte Software, Inc.

3. Stockholders' Equity

Initial Public Offering

On March 11, 1996, the Company completed an initial public offering of 1,822,500 shares of common stock at $21.00 per share. The Company received net proceeds of $34,287,000. In connection with the initial public offering, all outstanding shares of Series A, B, C and D preferred stock converted into 12,029,883 shares of common stock. Approximately $750,000 of the initial public offering expenses are included in other accrued liabilities at March 31, 1996 (none at March 31, 1997).

Common Stock

Certain common shares are subject to repurchase rights by the Company in the event of termination of employment at the price originally paid by the shareholder.

At March 31, 1997, shares of common stock were reserved for issuance as follows:

    Stock option plan                            4,160,907
    Warrants                                        67,423
    Employee stock purchase plan                   331,810
                                                 ---------
                                                 4,560,140
                                                 =========

Warrants

In March 1996 and February 1997 11,798 and 9,163 shares, respectively, of common stock were issued in connection with the exercise of warrants by a vendor and a bank.

As of March 31, 1997, warrants to purchase common stock were issued in connection with an equipment lease agreement as follows: 39,173 shares at an exercise price of $2.30 per share, 12,500 shares at an exercise price of $4.00 per share, 13,500 shares at an exercise price of $6.67 per share, and 2,250 shares at an exercise price of $6.67 per share. These warrants are exercisable through 2005.

                              Forte Software, Inc.

3. Stockholders' Equity (continued)

Employee Stock Purchase Plan

The Employee Stock Purchase Plan ("ESPP") was adopted in January 1996. The Company authorized 400,000 shares of common stock under the ESPP of which 68,190 shares were issued during the year ended March 31, 1997. Eligible employees may purchase common stock through payroll deductions, which may not exceed 10% of an employee's compensation. The price of stock purchased under the ESPP will be 85% of the lower of the fair market value of the common stock at the beginning of the 24-month offering period or on the applicable semiannual purchase date. Unless sooner terminated by the Board, the ESPP shall terminate upon the earliest of (i) the last business day in October 2006, (ii) the date on which all shares available for issuance under the ESPP shall have been sold pursuant to purchase rights exercised under the ESPP or (iii) the date on which all purchase rights are exercised in connection with certain corporate transactions. The weighted-average fair value of shares issued under the ESPP during 1997 was $6.11 per share using the Black-Scholes pricing method.

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

In January 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan") as the successor to the 1991 Plan. Under the 1996 Plan, eligible key employees, directors, and consultants can receive options to purchase shares of the Company's common stock at a price not less than 85% of the fair market value on the grant date. The Company authorized 4,860,000 shares of common stock to be issued under the 1996 Plan (including shares previously authorized under the 1991 Plan), of which 1,298,635 (including options incorporated from the 1991
Plan) are available for grant at March 31, 1997.

                              Forte Software, Inc.

3. Stockholders' Equity (continued)

Stock Option Plan (continued)

A summary of the activity under the 1996 Plan is set forth below:

                                                                    Weighted
                                                                    Average
                                                                    Exercise
                                                  Shares             Price
                                                  --------          ---------

Outstanding at March 31, 1994                     1,284,035         $    0.15
    Granted                                       1,681,875              0.59
    Exercised                                       (46,494)             0.13
    Cancelled                                       (61,599)             0.21
                                                 ----------         ---------
Outstanding at March 31, 1995                     2,857,817              0.41
                                                 ----------         ---------
    Granted                                       1,181,075              6.22
    Exercised                                      (735,353)             0.45
    Cancelled                                      (230,481)             0.96
                                                 ----------         ---------
Outstanding at March 31, 1996                     3,073,058              2.73
    Granted                                         486,200             31.06
    Exercised                                      (439,278)             0.81
    Cancelled                                      (257,708)             7.69
                                                 ----------         ---------
Outstanding at March 31, 1997                     2,862,272         $    7.35
                                                 ==========         =========
Vested options at March 31, 1997                    778,822         $    3.12
                                                 ==========         =========

At March 31, 1997, 160,290 shares of common stock issued through the exercise of options were subject to repurchase by the Company.

                              Forte Software, Inc.

3. Stockholders' Equity (continued)

Stock Option Plan (continued)

The weighted-average fair value of options granted during 1996 and 1997 was $3.63 and $18.17 per share, respectively.

The following table summarizes  information concerning currently outstanding and exercisable options:
                                                         Outstanding                         Exercisable
                                                   ----------------------              ----------------------
                                                 Weighted
                                                  Average           Weighted                            Weighted
                                                 Remaining           Average           Number            Average
                                Number          Contractual         Exercise         Exercisable        Exercise
   Exercise price             Outstanding          Life               Price          and Vested           Price
    -------------             -----------       ----------          ---------        ----------         ---------

$  0.07 - $  3.67               1,906,754           7.55            $  1.13              651,094        $  0.91
$  5.00 - $11.00                  482,820           7.70               9.12               94,518           9.16
$21.00 - $54.75                   472,698           9.33              30.81               33,210          29.24
                                 --------                                                -------
                                2,862,272                                                778,822
                                =========                                                =======

Stock-Based Compensation

As permitted under SFAS 123, the Company has elected to continue to follow APB 25 in accounting for stock-based awards to employees. Under APB 25, the Company has not recognized any compensation expense with respect to such awards, since the exercise price of the stock options awarded are equal to the fair market value of the underlying security on the grant date.

                              Forte Software, Inc.

3. Stockholders' Equity  (continued)

Stock-Based Compensation (continued)

Disclosure of information regarding net income (loss) and net income (loss) per share is required by SFAS 123 for the Company's awards granted after March 31, 1995 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using a Black-Scholes option pricing model. Limitations on the effectiveness of the Black-Scholes option valuation model are that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The Company has plans which award employees stock including: stock options and the ESPP. Both of these plans are discussed in the note above. The fair value of the Company's stock-based awards to employees was estimated assuming the following weighted-average assumptions:


                                           Stock Options                ESPP
                                 ---------------------------------   ----------
                                       1996             1997            1997
                                 ---------------------------------   ----------

Expected life (in years)               5.00              5.00           0.50
Expected volatility                    0.62              0.62           0.75
Risk free interest rate          5.26%-6.84%       6.12%-6.74%          6.44%
Expected dividend yield                0.00%             0.00%          0.00%

                              Forte Software, Inc.

3. Stockholders' Equity  (continued)

Stock-Based Compensation (continued)

For disclosure purposes, the adjusted estimated fair value of the Company's stock-based awards to employees is amortized over the vesting period for options and the six-month purchase period for stock purchases under the ESPP. The Company's adjusted information follows (in thousands, except for per share information):

                                                           Year ended March 31
                                                           1996          1997
                                                         -----------------------

Net income (loss), as reported                           $   (1,988)  $    7,249
                                                         ==========   ==========
Net income (loss), as adjusted                           $   (2,233)  $    5,258
                                                         ==========   ==========
Pro forma net income (loss) per share, as reported       $    (0.11)  $     0.34
                                                         ==========   ==========
Pro forma net income (loss) per share, as adjusted       $    (0.13)  $     0.25
                                                         ==========   ==========

Because SFAS 123 is applicable only to the Company's stock based awards granted subsequent to March 31, 1995, its effect will not be fully reflected until approximately fiscal year 2000.

                              Forte Software, Inc.

4. Income Taxes

The current income tax provisions are as follows:

                                                 Year ended March 31,
                                         1995             1996            1997
                                        ----------------------------------------

Federal                                 $ --             $ --             $  190
State                                     --               --                115
Foreign                                    104              114              734
                                        ------           ------           ------
                                        $  104           $  114           $1,039
                                        ======           ======           ======

The provision for income taxes differed from the amount computed by applying the statutory federal income tax rate as follows:

                                                    Year ended March 31,
                                                  1995       1996        1997
                                                --------------------------------

Tax (credit) at federal statutory rate          $(2,464)    $  (637)    $ 2,818
State taxes, net of federal benefit                --          --           115
Foreign taxes                                       104         114         734
Utilization of net operating losses                --          --        (2,896)
Net operating losses not benefited                2,464         581        --
Other items                                        --            56         268
                                                -------     -------     -------
Income tax provision                            $   104     $   114     $ 1,039
                                                =======     =======     =======

                              Forte Software, Inc.

4. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                March 31,
                                                            1996         1997
                                                          ----------------------
Deferred tax assets:
    Net operating loss carryforwards                      $  5,995     $  4,785
    Deferred revenue                                         1,647        1,346
    Research and development credit carryforwards            1,062        1,719
    Reserves and other accruals                                547        1,719
    Depreciation                                               363        1,277
    Foreign tax credit carryforwards                           210          757
    Other                                                       83           86
                                                          --------     --------
    Total deferred tax assets                                9,907       11,689
Valuation allowance                                         (9,437)     (10,862)
                                                          --------     --------
                                                               470          827
Deferred tax liabilities                                      (470)        (827)
                                                          --------     --------
Net deferred tax assets                                   $   --       $   --
                                                          ========     ========

The valuation allowance increased by $1,425,000 and $617,000 in the years ending March 31, 1997 and 1996, respectively. Of the total deferred tax asset valuation allowance at March 31, 1997, $3,610,000 relates to the tax benefit resulting from the exercise of employee stock options during the year ended March 31, 1997. The tax benefit, when realized, will be recorded as an increase in stockholders' equity rather than as a reduction in the income tax provision.

At March 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $13,266,000 which expire in tax years 2007 through 2010, a federal research and development tax credit carryforward of approximately $1,719,000 which expires in tax years 2005 through 2011 and a foreign tax credit carryforward of approximately $757,000 which expires in tax years 1999 through 2001.

                              Forte Software, Inc.

4. Income Taxes (continued)

Utilization of net operating losses and credits may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. Management does not expect such limitations, if any, to impact the ultimate utilization of the carryforwards.


5. Profit Sharing Plan

The Company has a retirement plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan") for its eligible employees. All employees, as defined, are eligible to participate after completion of one month of employment with the Company. Employee contributions to the Plan are subject to certain statutory limitations. The pre-tax voluntary contributions are limited to 15% of the aggregate compensation paid to the employee in all the years since participation in the Plan. The Company's contribution to the 401(k) Plan is discretionary. The Company has not contributed any amounts to the 401(k) Plan to date.


6. Commitments

The Company has entered into operating leases for office space with original terms ranging from 12 to 42 months. The facility leases generally contain renewal options and provisions adjusting the lease payments based upon changes in operating costs of the building.

The Company also entered into capital leases with original terms of 42 months for certain furniture, fixtures and equipment.

Capital lease obligations represent the present value of future rental payments under various lease agreements for equipment. The Company has options to purchase the leased assets at the end of the lease terms for their fair market value.

                              Forte Software, Inc.

6. Commitments (continued)

The future minimum lease payments under all noncancelable leases having initial terms longer than one year at March 31, 1997 are as follows (in thousands):

                                                           Capital    Operating
                                                           Leases      Leases
                                                           -------    --------
Years ending March 31:
    1998                                                    $1,057      $2,123
    1999                                                       735       3,261
    2000                                                       114       3,167
    2001                                                      --           909
    2002 and thereafter                                       --            87
                                                            ------      ------
Total minimum lease payments                                 1,906      $9,547
                                                                        ======
Less interest                                                  142
                                                            ------
Present value of minimum lease payments                      1,764
Less current portion                                           915
                                                            ------
Capital lease obligations, due after one year               $  849
                                                            ======

Rent expense for the years ended March 31, 1995, 1996 and 1997 was $469,000, $1,461,000 and $2,305,000, respectively.


7. Subsequent Event

In April 1997, the Company initiated a voluntary stock option repricing program under which options to acquire 638,000 common shares which were originally issued with exercise prices ranging from $8.83 to $54.75 per share were reissued with an exercise price of $8.31 per share, the fair market value of the Company's stock at the repricing date. These options will continue to vest under the original terms of the option grant, except that no options may be exercised for a period of one year from the repricing date.

                                                                     SCHEDULE II

                              FORTE SOFTWARE, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED MARCH 31, 1995, 1996 and 1997

                   Allowance for Doubtful Accounts Receivable


Year Ended March 31,   Balance at  Additions Charged  Deductions  Balance at End
--------------------   ----------  -----------------  ----------  --------------
                      Beginning of   to Costs and     Write-offs     of Year
                      ------------   ------------     ----------     -------
                         Year         Expenses
                         ----         --------

1995 ...............    $   --         $365,000       $   --         $365,000
1996 ...............     365,000        288,000        122,000        531,000
1997 ...............     531,000        494,000         84,000        941,000