Form 10-Q
period 1997-06-30
FORTE SOFTWARE INC \DE\
filed 1997-08-04
CIK 1006370

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                 -------------------


                                      FORM 10-Q
(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

         For the quarterly period ended June 30, 1997
                                        -------------

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

                     For the transition period from _____ to_____

                           Commission file number: 0-27838

                                ---------------------

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

                                ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes X   No
                                            ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $0.01 par value                   19,266,988
        (Class of common stock)        (Shares outstanding at June 30, 1997)

FORTE SOFTWARE, INC.
FORM 10-Q QUARTERLY REPORT

Table of Contents


PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements                                            Page

         Condensed Consolidated Balance Sheets                            3
         At March 31, 1997 and June 30, 1997

         Condensed Consolidated Statements of Operations                  4
         For the Three Months Ended June 30, 1996 and 1997


         Condensed Consolidated Statements of Cash Flows                  5
         For the Three Months Ended June 30, 1996 and 1997

         Notes to Condensed Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of Financial                8
         Condition and Results of Operations



Part II  OTHER INFORMATION

Item 1.  Legal Proceedings                                               21
Item 2.  Changes in Securities                                           21
Item 3.  Defaults on Senior Securities                                   21
Item 4.  Submission of Matters to a Vote of Security Holders             21
Item 5.  Other Information                                               21
Item 6.  Exhibits, Financial Statement Schedules and Reports on
         Form 8-K                                                        21



Signatures                                                               22

PART 1.
ITEM 1.  FINANCIAL STATEMENTS

                                 FORTE SOFTWARE, INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)



                                                            March 31,       June 30,
                                                              1997            1997
                                                            ---------     ----------
                                                                          (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                $ 35,103       $ 25,035
    Short-term investments                                     13,154         17,547
    Accounts receivable, net of allowances of $1,175
      ($941 at March 31,1997)                                  17,750         16,204
    Prepaid expenses and other current assets                   1,003          1,454
                                                            ---------     ----------
Total current assets                                         $ 67,010       $ 60,240

Equipment and leasehold improvements, net                       6,489          6,809
Other assets                                                      250            250
                                                            ---------     ----------
Total assets                                                 $ 73,749       $ 67,299
                                                            ---------     ----------
                                                            ---------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                            3,003        $ 1,421
    Accrued expenses and other liabilities                     10,190          7,331
    Deferred revenue                                            9,247          8,512
    Current portion of capital lease obligations                  915            915
                                                            ---------     ----------
Total current liabilities                                      23,355         18,179
                                                            ---------     ----------

Capital lease obligations, due after one year                     849            601
Deferred revenue                                                  871            519
Commitments
Stockholders' equity:
    Common Stock                                                  188            193
    Additional paid-in capital                                 64,169         65,567
    Accumulated deficit                                       (15,486)       (17,732)
    Foreign currency translation adjustments                     (197)           (28)
                                                            ---------     ----------
Total stockholders' equity                                     48,674         48,000
                                                            ---------     ----------
Total liabilities and stockholders' equity                   $ 73,749       $ 67,299
                                                            ---------     ----------
                                                            ---------     ----------

See accompanying notes to Condensed Consolidated Financial Statements.

                                 FORTE SOFTWARE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)


                                        Three months ended June 30,
                                       -----------------------------
                                         1996                 1997
                                        --------             --------

Revenues:
    License fees                        $ 8,023              $ 7,965
    Maintenance and service               3,657                6,709
                                        --------             --------

  Total revenues                         11,680               14,674
                                        --------             --------

Operating expenses:
    Cost of license fees                    138                   69
    Cost of maintenance and service       2,378                4,129
    Sales and marketing                   5,765                9,257
    Product development and engineering   2,284                3,046
    General and administrative            1,279                1,547
                                        --------             --------

  Total operating expenses               11,844               18,048
                                        --------             --------

Operating loss                             (164)              (3,374)

Interest income, net                        489                  553
                                        --------             --------

Income (loss) before income taxes           325               (2,821)
Provision for income taxes                  (32)                 575
                                        --------             --------

Net income (loss)                       $   293              $(2,246)
                                        --------             --------
                                        --------             --------

Net income (loss) per share             $  0.01              $ (0.12)
                                        --------             --------
                                        --------             --------

Shares used in computing net
income (loss) Per share                  21,136               19,105
                                        --------             --------
                                        --------             --------


See accompanying notes to Condensed Consolidated Financial Statements.

                                 FORTE SOFTWARE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS; UNAUDITED)


                                           Three months ended June 30,
                                          -----------------------------
                                            1996                1997
                                           --------            --------

OPERATING ACTIVITIES
Net income (loss)                          $   293            $ (2,246)
Adjustments to reconcile net loss to net
 cash used in operating
 Activities:
  Depreciation and amortization                494                 884
  Changes in operating assets and
   liabilities:
  Accounts receivable                        2,184               1,636
  Prepaid expenses and other assets            153                (451)
  Accounts payable                             384              (1,493)
  Accrued expenses and other
   liabilities                                (893)             (2,859)
  Deferred revenue                            (178)             (1,087)
                                            --------           --------
Net cash provided by (used in)
 operating activities                        2,437              (5,616)
                                            --------           --------


INVESTING ACTIVITIES
Purchases of equipment and leasehold
 improvements                               (1,139)             (1,204)
Purchase of short-term investments          (7,065)             (5,653)
Maturities of short-term investments             -               1,250
                                            --------           --------
Net used in investing activities            (8,204)             (5,607)
                                            --------           --------

FINANCING ACTIVITIES

Reduction in capital lease obligations        (323)               (248)
Proceeds from issuance of common stock          24               1,403
                                            --------           --------
Net cash (used in) provided by financing
 activities                                   (299)              1,155
                                            --------           --------
Decrease in cash and cash equivalents       (6,066)            (10,068)
Cash and cash equivalents at beginning
 of period                                  35,081              35,103
                                            --------           --------
Cash and cash equivalents at end of
 period                                    $29,015            $ 25,035
                                            --------           --------
                                            --------           --------

Supplemental disclosures:
  Interest paid                            $    67            $    62
                                            --------            --------
                                            --------            --------
  Income taxes paid                        $    41            $   128
                                            --------            --------
                                            --------            --------

Supplemental disclosures of noncash
 investing and Financing activities:
  Capital lease obligations incurred       $    90            $        -
                                            --------            --------
                                            --------            --------

See accompanying notes to Condensed Consolidated Financial Statements.

                                 FORTE SOFTWARE, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Annual Report on Form 10-K for the year ended March 31, 1997. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The consolidated results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending March 31, 1998. The March 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NET INCOME (LOSS) PER SHARE

    Net income per share is computed using the weighted average number of outstanding shares of common stock and the common stock equivalents from outstanding stock options (when dilutive using the treasury stock method). In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which the Company will be required to adopt on March 31, 1998. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of the stock options will be excluded. This change is expected to have no impact on primary earnings per share for the first quarter ended June 30, 1997 and will result in an increase of $0.01 in primary earnings per share for the first quarter ended June 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for those quarters is not expected to be material.

                                 FORTE SOFTWARE, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                     (UNAUDITED)


SHORT-TERM INVESTMENTS

    As of June 30, 1997, all short-term investments were classified as available-for-sale securities pursuant to the provisions of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are stated at estimated fair market value. Differences between the estimated fair market value and cost were not material.

    The following is a summary of the Company's investments and reconciliation of the Company's investments to the balance sheet at June 30, 1997 (in thousands).


                                                            Estimated
                                                              Fair
                                                              Value
                                                           -----------


Commercial Paper                                             $ 17,376
Medium Term Notes                                               6,346
Corporate Bonds                                                 1,131
Corporate Notes                                                 6,044
Foreign Debt Securities Auction rate preferred stock            3,828
                                                                4,214
                                                           ----------

Total investments                                            $ 38,939
                                                           ----------
                                                           ----------

                                                            Estimated
                                                              Fair
                                                              Value
                                                           ----------

Cash equivalents                                             $ 21,392
Short-term investments                                         17,547
                                                           ----------

Total investments                                            $ 38,939
                                                           ----------
                                                           ----------

Cash                                                            3,643
                                                           ----------

Total cash, cash equivalents and short-term investments     $ 42,582
                                                           ----------
                                                           ----------

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS
WHICH REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," "ESTIMATES," AND OTHER SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN "BUSINESS RISKS" BELOW AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED.

    The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the three months ended June 30, 1996 and 1997.


                                          Three months ended June 30,
                                             1996             1997
                                         -------------   ------------
                                           (unaudited)     (unaudited)
Revenues:
  License                                         68.7%         54.3%
  Maintenance and service                         31.3          45.7
                                         -------------   ------------
    Total revenues                               100.0         100.0
                                         -------------   ------------
                                         -------------   ------------

Cost of revenues:
  License                                          1.2           0.5
  Maintenance and service                         20.4          28.1
                                         -------------   ------------

    Total cost of revenues                        21.5          28.6
                                         -------------   ------------

Gross profit                                      78.5          71.4

Operating expenses:
  Sales and marketing                             49.4          63.1
  Product development and engineering             19.6          20.8
  General and administrative                      11.0          10.5
                                         -------------   ------------
    Total operating expenses                      79.9          94.4

Operating loss                                    (1.4)         (23.0)
                                         -------------   ------------
Interest income, net                               4.2           3.8
                                         -------------   ------------
Income before income taxes                         2.8          (19.2)

Provision for income taxes                        (0.3)          (3.9)
                                         -------------   ------------
Net income (loss)                                  2.5%         (15.3)%
                                         -------------   ------------
                                         -------------   ------------

RESULTS OF OPERATIONS

    REVENUES. The Company's total revenues consist of license fees for its Forte application environment and related products as well as associated maintenance and service revenues. The Company licenses software under non-cancelable license agreements and provides services including maintenance, training and consulting. License revenues are recognized when a non-cancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable and collectibility is reasonably assured. Fees for services are charged separately from the license of the Company's software products. Maintenance revenues consist of fees for ongoing support and product updates and are recognized ratably over the term of the contract, which is typically twelve months. Revenues from training are recognized upon completion of the related training class. Consulting revenues are recognized as the services are performed. Allowances for credit risks and for estimated future returns are provided for upon shipment. Returns to date have not been material. Actual credit losses and returns may differ from the Company's estimates and such differences could be material to the financial statements.

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

    The Company's total revenues increased 26% from $11.7 million to $14.7 million for the quarters ended June 30, 1996 and 1997, respectively. The Company's license revenues were $8.0 million in each of the quarters ended June 30, 1996 and 1997 representing 69% and 54% of total revenue for the quarters ended June 30, 1996 and 1997, respectively. Total license revenues for the first quarter in fiscal 1998 did not increase compared to the first quarter in fiscal 1997 primarily due to turnover in the sales force during fiscal 1997, longer sales cycles and time required to train and assimilate new sales representatives and managers.

    Maintenance and service revenues increased 83% from $3.7 million or 31% of total revenues, to $6.7 million, or 46% of total revenues, for the quarters ended June 30, 1996 and 1997, respectively. These increases in total maintenance and service revenues were primarily a result of the growing installed base the Company's software products and the associated increase in demand for maintenance, training and consulting services. Service revenues as a percentage of total revenues may vary between periods due to changes in demand for the Company's services and changes in the rate of growth of license revenue.

    International revenues include all revenues other than from the United States. International revenues include sales from the Company's direct sales organizations in Europe and Australia and export sales through distributors and resellers in Asia, Europe and other areas of the world, as well as international sales made by the domestic direct sales organization. International revenues increased 84% from $3.4 million to $6.2 million for the quarters ended June 30, 1996 and June 1997, representing 29% and 42% of total revenues, for the quarters ended June 30, 1996 and 1997, respectively. The increase in international revenues reflects a growing direct sales presence in Europe and Australia through the Company's foreign subsidiaries and branches as well as growth from distributors in Asia. The Company expects that international license and related maintenance and service revenues will continue to account for a significant portion of its total revenues in the future. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Forte and related products. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially adversely affected.

COST OF REVENUES

    COST OF LICENSE REVENUES. Cost of license revenues consists primarily of royalties paid to third-party vendors, product packaging, documentation and production. Cost of license revenues was $138,000 and $69,000 for the quarters ending June 30, 1996 and 1997, representing 2% and 1% of license revenues, respectively. Cost of license revenues varies as a percentage of license revenue because costs of media production and product packaging have not been material and have been expensed as incurred. Such expenses are dependent on the number of new releases in a given quarter.

    COST OF MAINTENANCE AND SERVICE REVENUES. Cost of maintenance and service revenues consists primarily of personnel-related and facilities costs incurred in providing customer support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of maintenance and service revenues was $2.4 million and $4.1 million for the quarters ending June 30, 1996 and 1997, representing 65% and 62% of maintenance and service revenues, respectively. The decrease in cost of maintenance and service revenues for the quarter ended June 30, 1997 as a percentage of maintenance and service revenues was primarily due to improved economies of scale of the technical support center and increased productivity from training, support and consulting personnel. The Company does not expect its cost of maintenance and service revenues to continue to materially decrease as a percentage of maintenance and service revenues. The cost of services as a percentage of services revenues may vary between periods due to the mix of services provided by the Company and the extent to which external contractors are used to provide those services.

 OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment and promotional expenses and advertising. Sales and marketing expenses increased from $5.8 million for the quarter ended June 30, 1996 to $9.3 million for the quarter ended June 30, 1997. These increases reflect the hiring of additional sales and marketing personnel, and their related costs, as well as increased costs associated with expanded promotional and advertising activities. Sales and marketing expenses represented 49% and 63% of total revenues for the quarters ended June 30, 1996 and 1997, respectively. The increase in sales and marketing expenses as a percentage of total revenue was primarily due to increased cost of hiring additional personal in the direct sales force coupled with slower revenue growth. The Company expects that sales and marketing expenses will continue to increase in dollar amount as the Company continues to hire additional sales and marketing personnel and increase promotional activities in the future.

    PRODUCT DEVELOPMENT. Product development expenses consist primarily of salaries and other personnel-related expenses and depreciation of development equipment. The Company believes that a significant level of investment for product development is required to remain competitive. Product development expenses increased from $2.3 million for the quarter ended June 30, 1996 to $3.0 million for the quarter ended June 30, 1997. This increase was primarily attributable to additional hiring of product development personnel. Product development expenses represented 20% and 21% of total revenues for the quarters ended June 30, 1996 and 1997, respectively. The Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will increase in dollar amount in the future. Because all costs incurred in the research and development of software products and enhancements to existing software products have been expensed as incurred, cost of license revenues includes no amortization of capitalized software development costs.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $1.3 million for the quarter ended June 30, 1996 to $1.5 million in for the quarter ended June 30, 1997. These increases were primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. General and administrative expenses represented 11% of total revenues for each of the quarters ended June 30, 1996 and 1997. The Company believes that its general and administrative expenses will increase in dollar amount in the future as a result of the expansion of the Company's administrative staff to support its growing operations.

    INTEREST INCOME, NET. Interest income, net, represents interest earned by the Company on its cash and cash equivalents and short-term investments offset by interest expense and capitalized leases. Interest income, net, increased from $489,000 for the quarter ended June 30, 1996 to $553,000 for the quarter ended June 30, 1997.

    PROVISION FOR INCOME TAXES. The Company has recorded an effective tax rate of approximately 20% in the quarter ended June 30, 1997 based on the Company's annualized estimates. This rate differs from the federal statutory rate primarily due to the utilization of the net operating loss carryovers and tax credits. The rate could change based on the mix of the Company's geographic locations and the amount of permanent reinvestment offshore of a portion of the Company's earnings, or changes in the tax law.

LIQUIDITY AND CAPITAL RESOURCES

    The Company completed an initial public offering of common stock on March 11, 1996 with net proceeds of $34.3 million. The common stock is trading on the Nasdaq National Market under the symbol FRTE.

    The Company used cash of $5.6 million in operating activities for the quarter ended June 30, 1997 compared to cash provided by operating activities of $2.4 million for the quarter ended June 30, 1996. For the quarter ended June 30, 1997, the decrease in cash flow from operations resulted primarily from the net loss for the quarter and decreases in accounts payable, accrued expenses and other liabilities and deferred revenue, partially offset by a decrease in accounts receivable. For the quarter ended June 30, 1996, cash provided by operating activities was primarily due to net income for the quarter, a decrease in accounts receivable and an increase in accounts payable, partially offset by an decrease in accrued expenses and other liabilities.

    The Company's investing activities consisted of the purchases of interest-bearing securities representing a shift from cash equivalents to short term investments, as well as purchases of property and equipment. Capital expenditures were $1.2 million for the quarter ended June 30, 1997 compared to
$1.1 million for the same period in fiscal 1996.   Capital expenditures
consisted of purchases of computer equipment and office furniture to support its growing employee base. The Company expects that its capital expenditures will increase as the Company's employee base grows. At June 30, 1997 the Company did not have any material commitments for capital expenditures.

    At June 30, 1997, the Company had $42.6 million in cash, cash equivalents and short term investments and $42.1 million in working capital. The Company believes that its existing cash, cash equivalents, short-term investments will be adequate to meet its cash needs for at least the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive.

BUSINESS RISKS

    IN EVALUATING THE COMPANY'S BUSINESS, READERS SHOULD CAREFULLY CONSIDER THE BUSINESS RISKS DISCUSSED IN THIS SECTION IN ADDITION TO THE OTHER INFORMATION PRESENTED IN THIS QUARTERLY REPORT ON FORM 10-Q. THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," "ESTIMATES," AND OTHER SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED.

    POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; UNCERTAINTY OF
FUTURE OPERATING RESULTS; SEASONALITY; EXPECTED LOSS IN QUARTER ENDING
SEPTEMBER 30, 1997. The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, depending on factors such as the size and timing of significant orders and their fulfillment, demand for the Company's products, changes in pricing policies by the Company or its competitors, the number, timing and significance of product enhancements and new product announcements by the Company and its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis, changes in the level of operating expenses, changes in the Company's sales incentive plans, budgeting cycles of its customers, customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors, the cancellation of licenses during the warranty period or nonrenewal of maintenance agreements, product life cycles, software bugs and other product quality problems, personnel changes, changes in the Company's strategy, the level of international expansion, seasonal trends and general domestic and international economic and political conditions, among others. A significant portion of the Company's revenues have been, and the Company believes will continue to be, derived from a limited number of orders placed by large organizations, and the timing of such orders and their fulfillment has caused and could continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. In addition, the Company intends to continue to expand its domestic and international direct sales force. Competition for sales personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate and retain additional highly qualified sales personnel in the future. The timing of such expansion and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results. Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because the market for distributed application development software is rapidly evolving, and the Company's sales cycle, from initial evaluation to purchase and the provision of support services, is lengthy and varies substantially from customer to customer. Product orders are typically shipped shortly after receipt, and consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. Due to all of the foregoing, revenues for any future quarter are not predictable with any significant degree of accuracy. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Although the Company has recently experienced revenue growth, such growth should not be considered indicative of future revenue growth, if any, or of future operating results. Failure by the Company, for any reason, to increase revenues would have a material adverse effect on the Company's business, operating results and financial condition.

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


    The operating results of many software companies reflect seasonal trends, and the Company expects to be affected by such trends in the future. The Company believes that it is likely that it will experience lower revenues in its quarters ending June 30 as a result of efforts by its direct sales force to meet the March 31 fiscal year-end sales quotas. Since international operations constitute a significant percentage of the Company's total revenues, the Company anticipates that it may also experience relatively weaker demand in the quarter ending September 30 as a result of reduced sales activity in Europe during the summer months. As a result of this seasonality coupled with the growth in operating expenses, the Company expects to incur a net loss for the quarter ending September 30, 1997.

    LIMITED OPERATING HISTORY; HISTORY OF OPERATING LOSSES. The Company was founded in February 1991 and first shipped product in August 1994. For the quarter ended June 30, 1997 the Company had a net loss and a decrease in revenue compared to the quarter ended March 31, 1997. For the each of the eleven quarters prior to the quarter ended June 30, 1997, the Company's revenues had increased and the Company had net income in each of the quarters ended December 31, 1995 through March 31, 1997. The Company has an accumulated deficit of $17.7 million as of June 30, 1997. A substantial portion of the accumulated deficit is due to the significant commitment of resources to the Company's product development and sales organizations. The Company expects to continue to devote substantial resources in these areas and as a result will need to recognize significant quarterly revenues to achieve and maintain profitability. There can be no assurance that any of the Company's business strategies will be successful or the Company will be profitable in any future quarter or period.

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

    COMPETITION. The market for distributed software used in the development, deployment and management of distributed applications is intensely competitive and characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapidly changing customer requirements. Distributed applications that can be developed and deployed using the Company's Forte environment can also be implemented using a combination of first generation application development tools and more powerful server programming techniques such as stored procedures in relational databases, C or C++ programming, networking, database and middleware to connect the various components. As such, the Company effectively experiences its primary competition from potential customers' decisions to pursue this type of approach as opposed to utilizing an application environment such as Forte. As a result, the Company must continuously educate existing and prospective customers as to the advantages of the Company's products. There can be no assurance that these customers or potential customers will perceive sufficient value in the Company's products to justify purchasing them.

    The Company has experienced and expects to continue to experience increased competition from current and future competitors, many of whom have significantly greater financial, technical, marketing and other resources than the Company. The Company's current competitors, include among others, Dynasty Technologies, Inc., IBM Corporation, Informix Corporation, Microsoft Corporation, NAT Systems, Inc., Oracle Corporation, Powersoft (a subsidiary of Sybase, Inc.), Seer
Technologies, Inc. and Sterling Software Inc. The Company expects to compete increasingly with middleware companies that are advocating a middleware-centric approach to building Internet applications, many companies that have recently introduced, or are about to introduce, Web-based tools targeting production Internet applications and other companies offering packaged applications with specialized modification tools. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. The Company expects to face additional competition as other established and emerging companies enter the distributed application development market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to sell additional licenses and maintenance and support renewals on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of Forte licenses and related products and services, which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

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

    LENGTHY SALES CYCLE. The Company's products are typically used to develop applications that are critical to a customer's business and the purchase of the Company's products is often part of a customer's larger business process reengineering initiative or implementation of client/server computing. As a result, the license and implementation of the Company's software products generally involves a significant commitment of management attention and resources by prospective customers. Accordingly, the Company's sales process is often subject to delays associated with a long approval process that typically accompanies significant initiatives or capital expenditures. In addition, there are a large number of alternative methods to develop applications which can require significant time for potential customers to evaluate. For these and other reasons, the sales cycle associated with the license of the Company's products is often lengthy and subject to a number of significant delays over which the Company has little or no control. There can be no assurance that the Company will not experience these and additional delays in the future. Therefore, the Company believes that its quarterly operating results are likely to vary significantly in the future.

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

    RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Revenues from foreign subsidiaries and export sales accounted for 29% and 42% of the Company's total revenues for the quarters ended June 30, 1996 and 1997, respectively. The Company currently has international sales offices located in Australia, Belgium, Canada, France, Germany, Switzerland, and the United Kingdom which have generated substantially all direct international revenues recognized by the Company to date. The Company believes that in order to increase sales opportunities and profitability it will be required to continue to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Forte and related products. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially and adversely affected.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

    The Company is not aware of any pending or threatened litigation that could have a material adverse effect upon the Company's business, operating results or financial condition.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibit 11.1  Statement Regarding Computation of Earnings Per Share

    (b)  Exhibit 27  Financial Data Schedule


    (c) No reports on Form 8-K have been filed during the quarter ended June 30, 1997.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oakland, State of California, on this 4th day of August, 1997.

                             FORTE SOFTWARE, INC.

                             By:    /s/ RODGER E. WEISMANN



                             Rodger E. Weismann
                             VICE PRESIDENT, FINANCE AND ADMINISTRATION, CHIEF FINANCIAL OFFICER AND SECRETARY