Form 10-Q
period 1997-09-30
FORTE SOFTWARE INC \DE\
filed 1997-11-14
CIK 1006370

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                  FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

            For the quarterly period ended September 30, 1997
                                           ------------------

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the transition period from _____ to_____

                        Commission file number: 0-27838

                                ---------------

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

                                ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes X   No
                                            ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value                      19,349,939
   (Class of common stock)           (Shares outstanding at September 30, 1997)

FORTE SOFTWARE, INC.
FORM 10-Q QUARTERLY REPORT

Table of Contents

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                            Page

         Condensed Consolidated Balance Sheets                              3
         At March 31, 1997 and September 30, 1997

         Condensed Consolidated Statements of Operations                    4
         For the Three and Six  Months Ended September 30, 1996 and 1997

         Condensed Consolidated Statements of Cash Flows                    5
         For the Six Months Ended September 30, 1996 and 1997

         Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial                  8
         Condition and Results of Operations


Part II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 22
Item 2.  Changes in Securities                                             22
Item 3.  Defaults on Senior Securities                                     22
Item 4.  Submission of Matters to a Vote of Security Holders               22
Item 5.  Other Information                                                 23
Item 6.  Exhibits, Financial Statement Schedules and Reports on Form 8-K   23

Signatures                                                                 24

PART 1.
ITEM 1.   FINANCIAL STATEMENTS

                              FORTE SOFTWARE, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                     March 31,  September 30,
                                                       1997         1997
                                                  -------------  -------------
                                                                 (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                        $  35,103     $  24,349
    Short-term investments                              13,154        15,294
    Accounts receivable, net of allowances
     of $969 ($941 at March 31, 1997)                   17,750        17,151
    Prepaid expenses and other current assets            1,003         2,125
                                                  -------------  -------------
Total current assets                                    67,010        58,919

Equipment and leasehold improvements, net                6,489         7,238
Other assets                                               250           300
                                                  -------------  -------------
Total assets                                         $  73,749     $  66,457
                                                  -------------  -------------
                                                  -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                  $  3,003      $  2,503
    Accrued expenses and other liabilities              10,190         8,890
    Deferred revenue                                     9,247         8,324
    Current portion of capital lease obligations           915           863
                                                  -------------  -------------
Total current liabilities                               23,355        20,580
                                                  -------------  -------------

Capital lease obligations  due after one year              849           408
Deferred revenue                                           871           331
Commitments
Stockholders' equity:
    Common stock                                           188           193
    Additional paid-in capital                          64,169        65,740
    Accumulated deficit                                (15,486)      (20,715)
    Foreign currency translation adjustments              (197)          (80)
                                                  -------------  -------------
Total stockholders' equity                              48,674        45,138
                                                  -------------  -------------
Total liabilities and stockholders' equity           $  73,749     $  66,457
                                                  -------------  -------------
                                                  -------------  -------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 FORTE SOFTWARE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)


                                               Three months ended                Six months ended
                                                 September 30,                    September 30,
                                                1996           1997            1996           1997
                                                ----           ----            ----           ----
Revenues:
    License fees                              $  9,833       $  9,919       $  17,856      $  17,884
    Maintenance and services                     4,381          7,569           8,038         14,278
                                              ----------     ---------      ----------     ----------
  Total revenues                                14,214         17,488          25,894         32,162
                                              ----------     ---------      ----------     ----------
Operating expenses:
 Cost of license fees                              128            171             266            240
 Cost of maintenance and
   services                                      2,542          4,509           4,920          8,638
 Sales and marketing                             6,601         10,752          12,366         20,009
 Product development and
   engineering                                   2,565          3,667           4,849          6,713
 General and administrative                      1,248          1,907           2,527          3,454
                                              ----------     ---------      ----------     ----------
  Total operating expenses                      13,084         21,006          24,928         39,054
                                              ----------     ---------      ----------     ----------
Income (loss) from operations                    1,130         (3,518)            966         (6,892)
Interest income, net                               520            515           1,009          1,068
                                              ----------     ---------      ----------     ----------
Income (loss) before income taxes                1,650         (3,003)          1,975         (5,824)
Provision (benefit) for income taxes               205            (20)            237           (595)
                                              ----------     ---------      ----------     ----------
Net income (loss)                             $  1,445      $  (2,983)       $  1,738      $  (5,229)
                                              ----------     ---------      ----------     ----------
                                              ----------     ---------      ----------     ----------
Net income (loss) per share                    $  0.07       $  (0.15)        $  0.08       $  (0.27)
                                              ----------     ---------      ----------     ----------
                                              ----------     ---------      ----------     ----------
Shares used in computing net
  income (loss) per share                       21,078         19,296          21,107         19,200
                                              ----------     ---------      ----------     ----------
                                              ----------     ---------      ----------     ----------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 FORTE SOFTWARE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS; UNAUDITED)

                                                      Six  Months Ended September
                                                                   30,
                                                      ----------------------------
                                                             1996         1997
                                                      --------------  -------------
OPERATING ACTIVITIES
Net income (loss)                                        $  1,738    $  (5,229)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
  Depreciation and amortization                             1,120        1,879
  Changes in operating assets and liabilities:
    Accounts receivable                                    (2,088)         659
    Prepaid expenses and other assets                        (412)      (1,172)
    Accounts payable                                           40         (441)
    Accrued expenses and other liabilities                    984       (1,300)
    Deferred revenue                                         (206)      (1,463)
                                                      --------------  -------------
Net cash provided by (used in) operating activities         1,176       (7,067)
                                                      --------------  -------------
INVESTING ACTIVITIES
Purchases of equipment and leasehold improvements          (2,230)      (2,628)
Purchase of short-term investments                        (11,027)      (5,492)
Maturities of short-term investments                        2,966        3,350
                                                      --------------  -------------
Net cash used in investing activities                     (10,291)      (4,770)
                                                      --------------  -------------

FINANCING ACTIVITIES
Reduction in capital lease obligations                       (611)        (493)
Proceeds from issuance of common stock                         84        1,576
                                                      --------------  -------------
Net cash (used in) provided by financing activities          (527)       1,083
                                                      --------------  -------------
Decrease in cash and cash equivalents                      (9,642)     (10,754)
Cash and cash equivalents at beginning of period           35,081       35,103
                                                      --------------  -------------
Cash and cash equivalents at end of period              $  25,439    $  24,349
                                                      --------------  -------------
                                                      --------------  -------------
Supplemental disclosures:
  Interest paid                                            $  153       $  115
                                                      --------------  -------------
                                                      --------------  -------------
  Income taxes paid                                         $  93       $  381
                                                      --------------  -------------
                                                      --------------  -------------

Supplemental disclosures of noncash investing
and financing Activities:
  Capital lease obligations incurred                        $  90       $  -
                                                      --------------  -------------
                                                      --------------  -------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 FORTE SOFTWARE, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Annual Report on Form 10-K for the year ended March 31, 1997. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The consolidated results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending March 31, 1998. The March 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NET INCOME (LOSS) PER SHARE

Net income per share is computed using the weighted average number of outstanding shares of common stock and the common stock equivalents from outstanding stock options (when dilutive using the treasury stock method). In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which the Company will be required to adopt on March 31, 1998. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of the stock options will be excluded. This change is expected to have no impact on primary earnings per share for the second quarter and for the six months ended September 30, 1997 and will result in an increase of $0.01 per share for the second quarter and the six months ended September 30, 1996, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for those quarters is not expected to be material.

                                 FORTE SOFTWARE, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                     (UNAUDITED)


SHORT-TERM INVESTMENTS

As of September 30, 1997, all short-term investments were classified as available-for-sale securities pursuant to the provisions of Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are stated at estimated fair market value. Differences between the estimated fair market value and cost were not material.

The following is a summary of the Company's investments and reconciliation of the Company's investments to the balance sheet at September 30, 1997 (in thousands).

                                              Estimated
                                                 Fair
                                                Value
                                             -----------

Commercial Paper                              $  17,074
Medium Term Notes                                 5,330
Corporate Notes                                   6,138
Foreign Debt Securities                           3,823
Auction rate preferred stock                      1,204
                                             -----------

Total investments                             $  33,569
                                             -----------
                                             -----------

                                              Estimated
                                                Fair
                                                Value
                                             -----------
Cash equivalents                              $  18,275
Short-term investments                           15,294
                                             -----------
Total investments                             $  33,569
                                             -----------
                                             -----------
Cash                                              6,074
                                             -----------
Total cash, cash equivalents and
short-term investments                          $39,643
                                             -----------
                                             -----------

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

     The following table sets forth certain unaudited condensed consolidated statement of operations data as a percentage of total revenues for the three and the six month periods ended September 30, 1996 and 1997.

                                       Three months ended        Six months ended
                                          September 30,            September 30,
                                        1996         1997        1996        1997
                                       ------      -------     -------     -------
Revenues:
  License                               69.2%        56.7%       69.0%       55.6%
  Maintenance and services              30.8         43.3        31.0        44.4
                                      --------     --------    --------    --------
    Total revenues                     100.0        100.0       100.0       100.0
                                      --------     --------    --------    --------
                                      --------     --------    --------    --------

Cost of revenues:
  License                                0.9          1.0         1.0         0.7
  Maintenance and services              17.9         25.8        19.0        26.9
                                      --------     --------    --------    --------
    Total cost of revenues              18.8         26.8        20.0        27.6

Gross profit                            81.2         73.2        80.0        72.4

Operating expenses:
  Sales and marketing                   46.5         61.5        47.8        62.2
  Product development and
    engineering                         18.0         21.0        18.7        20.9
  General and administrative             8.8         10.9         9.8        10.7
                                      --------     --------    --------    --------
    Total operating expenses            73.3         93.4        76.3        93.8

Income (loss) from operations            7.9        (20.2)        3.7       (21.4)
                                      --------     --------    --------    --------
Interest income, net                     3.7          2.9         3.9         3.3
                                      --------     --------    --------    --------
Income (loss) before income taxes       11.6        (17.3)        7.6       (18.1)

Provision (benefit) for income taxes    (1.4)         0.1        (0.9)        1.9
                                      --------     --------    --------    --------
Net income (loss)                       10.2%       (17.2)%       6.7 %     (16.2)%
                                      --------     --------    --------    --------
                                      --------     --------    --------    --------

RESULTS OF OPERATIONS

REVENUES. The Company's total revenues consist of license fees for its Forte application environment and related products as well as associated maintenance and service revenues. The Company licenses software under non-cancelable license agreements and provides services including maintenance, training and consulting. License revenues are recognized when a non-cancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable and collectibility is reasonably assured. Fees for services are charged separately from the license of the Company's software products. Maintenance revenues consist of fees for ongoing support and product updates and are recognized ratably over the term of the contract, which is typically twelve months. Revenues from training are recognized upon completion of the related training class. Consulting revenues are recognized as the services are performed. Allowances for credit risks and for estimated future returns are provided for upon product shipment. Returns to date have not been material. Actual credit losses and returns may differ from the Company's estimates and such differences could be material to the financial statements.

The Company's license agreements typically require the payment of a nonrefundable, one-time license fee for a license of perpetual term. Customers make separate payments for annual maintenance and other services. Customers can terminate the license at any time but do not have a right to a refund of the fees for licenses or for services that have been performed. The Company can terminate the license agreement only upon a material breach by the other party, provided that the breach is not cured within a specified cure period.

The Company's total revenues increased 23% from $14.2 million to $17.5 million for the quarters ended September 30, 1996 and 1997, respectively. License revenues were $17.9 million for each of the six month periods ended September 30, 1996 and 1997. While the Company's sales force headcount grew significantly for the first six months of fiscal 1998, the Company experienced lower productivity per sales representative due to longer sales cycles and other factors as compared to the first six months of fiscal 1997.

Maintenance and services revenues increased 73% from $4.4 million, or 31% of total revenues, to $7.6 million, or 43% of total revenues, for the quarters ended September 30, 1996 and 1997, respectively. Maintenance and services revenue for the six months ended September 30, 1997, increased by 78% from $8.0 million in 1996 to $14.3 million for the same period in 1997. These increases in total maintenance and service revenues were primarily a result of the growing installed base in the Company's software products and the associated increase in demand for maintenance, training and consulting services. Services revenues as a percentage of total revenues may vary between periods due to changes in demand for the Company's services and changes in the rate of growth of license revenue.

International revenues include all revenues other than from the United States. International revenues include sales from the Company's direct sales organizations in Europe and Australia and export sales through distributors and resellers in Asia, Europe and other areas of the world, as well as international sales made by the domestic direct sales organization in Canada. International revenues increased 56% from $5.0 million for the quarter ended September 30, 1996 to $7.8 million for the quarter ended September 30, 1997 representing 35% and 45% of total revenues, respectively. International revenues increased 67% from $8.4 million for the six months ended September 30, 1996 to $14.0 million for the same period in 1997. The increase in international revenues reflects a growing direct sales presence in Europe through the Company's foreign subsidiaries. The Company expects that international license and related maintenance and service revenues will continue to account for a significant portion of its total revenues in the future. The Company believes that in order to increase sales opportunities and profitability it will be required to continue expanding its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Forte and related products. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially adversely affected.

COST OF REVENUES

COST OF LICENSE REVENUES. Cost of license revenues consists primarily of production and documentation, royalties paid to third-party vendors and product packaging. Cost of license revenues was $128,000 and $171,000 for the quarters ended September 30, 1996 and 1997, respectively, representing 1% of license revenues in each of the periods. Cost of license revenues for the six months ended September 30, 1996 and 1997 was $266,000 and $240,000, respectively, representing 1% of total license fee revenue for each of the periods. Cost of license revenues may vary as a percentage of license revenue due to changes in the Company's royalty obligations to third party technology providers and the number of new products and product releases in a given period.

COST OF MAINTENANCE AND SERVICES REVENUES. Cost of maintenance and services revenues consist primarily of personnel-related and facilities costs incurred in providing customer support, training and consulting services, as well as costs incurred in providing training and consulting services through third party contractors. Cost of maintenance and services revenues was $2.5 million and $4.5 million for the quarters ended September 30, 1996 and 1997, respectively, representing 58% and 60% of maintenance and services revenues, respectively. Cost of maintenance for the six months ended September 30, 1996 and 1997 was $4.9 million and $8.6 million respectively, representing 61% and 60% of maintenance and services revenues, respectively. The cost of services as a percentage of services revenues may vary between periods due to the mix of services provided by the Company and the extent to which external contractors are used to provide those services.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment, promotional and lead generation expenses, and advertising. Sales and marketing expenses increased from $6.6 million for the quarter ended September 30, 1996 to $10.8 million for the quarter ended September 30, 1997, and increased from $12.4 million for the six months ended September 30, 1996 to $20.0 million for the six months ended September 30, 1997. These increases reflect the hiring of additional sales and marketing personnel, and their related costs, as well as increased costs associated with expanded promotional, training, and lead generation activities. Sales and marketing expenses represented 46% and 61% of total revenues for the quarters ended September 30, 1996 and 1997, respectively. Sales and marketing expenses represented 48% and 62% of total revenues for the six months ended September 30, 1996 and 1997, respectively. The increase in sales and marketing expenses as a percentage of total revenue was primarily due to the cost of hiring additional personnel in the direct sales force and increased promotional activities coupled with slower revenue growth in the first six months of fiscal 1998 compared to the first six months of fiscal 1997. The Company expects that sales and marketing expenses will continue to increase in dollar amount as the Company intends to continue investing in its sales and marketing organization and their related activities.

PRODUCT DEVELOPMENT AND ENGINEERING. Product development and Engineering expenses consist primarily of salaries and other personnel-related expenses and depreciation of development equipment. The Company believes that a significant level of investment for product development is required to remain competitive. Product development expenses increased from $2.6 million for the quarter ended September 30, 1996 to $3.7 million for the quarter ended September 30, 1997. Product development expenses increased from $4.8 million for the six months ended September 30, 1996 to $6.7 million for the six months ended September 30, 1997. These increases were primarily attributable to additional hiring of product development personnel. Product development expenses represented 18% and 21% of total revenues for the quarters ended September 30, 1996 and 1997, respectively. Product development expenses represented 19% and 21% of total revenues for the six months ended September 30, 1996 and 1997, respectively. The increase in product development expenses as a percentage of total revenues was primarily due to increased hiring of product development personnel coupled with slower revenue growth in the first six months of fiscal 1998 compared to the first months of fiscal 1997. The Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will increase in dollar amount in the future. Because all costs incurred in the research and development of software products and enhancements to existing software products have been expensed as incurred, cost of license revenues includes no amortization of capitalized software development costs.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $1.2 million for the quarter ended September 30, 1996 to $1.9 million in for the quarter ended September 30, 1997. General and administrative expenses increased from $2.5 million for the six months ended September 30, 1996 to $3.5 million for the six months ended September 30, 1997. These increases were primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. General and administrative expenses represented 9% and 11% of total revenues for the quarters ended September 30, 1996 and 1997, respectively. General and administrative expenses represented 10% and 11% for the six months ended September 30, 1996 and 1997, respectively. The increase in general and administration expenses as a percentage of total revenues was primarily due slower revenue growth in the first six months of fiscal 1998 compared to the first six months fiscal 1997, coupled with continuing improvements in the Company's administrative infrastructure. The Company believes that its general and administrative expenses will increase in dollar amount in the future as a result of the expansion of the Company's administrative staff to support its growing operations.

INTEREST INCOME, NET. Interest income, net, represents interest earned by the Company on its cash and cash equivalents and short-term investments offset by interest expense on capitalized leases. Interest income, net, decreased from $520,000 for the quarter ended September 30, 1996 to $515,000 for the quarter ended September 30, 1997. Interest income, net, increased from $1.0 million for the six months ended September 30, 1996 to $1.1 million for the six months ended September 30, 1997.

PROVISION (BENEFIT) FOR INCOME TAXES. The effective tax rate for the six months ended September 30, 1997 was reduced to 10% from 20% in the quarter ended June 30, 1997. The tax benefit of $20,000 for the quarter ended September 30, 1997 was due to a change in estimate by the Company of its expected effective tax rate for the year. This rate differs from the federal statutory rate primarily due to the utilization of the net operating loss carryovers and tax credits. The rate could change based on the mix of the Company's geographic locations and the amount of permanent reinvestment offshore of a portion of the Company's earnings, or changes in the tax law.

LIQUIDITY AND CAPITAL RESOURCES

The Company completed an initial public offering of common stock on March 11, 1996 with net proceeds of $34.3 million. The common stock is trading on the NASDAQ National Market under the symbol FRTE.

At September 30, 1997, the Company had $39.6 million in cash, cash equivalents and short term investments and $38.3 million in working capital, which is the Company's primary source of liquidity.

The Company used cash of $7.1 million in operating activities for the six months ended September 30, 1997 compared to cash provided by operating activities of $1.2 million for the six months ended September 30, 1996. For the six months ended September 30, 1997, the decrease in cash flow from operations resulted primarily from the net loss for the six month period and decreases in accounts payable, accrued expenses and other liabilities and deferred revenue, partially offset by a decrease in accounts receivable.

The Company's investing activities consisted of the purchases of interest-bearing securities representing a shift from cash equivalents to short term investments, as well as purchases of property and equipment. Capital expenditures were $2.6 million for the six months ended September 30, 1997 compared to $2.2 million for the same period in 1996. Capital expenditures consisted of purchases of computer equipment and office furniture to support its growing employee base. The Company expects that its capital expenditures will increase as the Company's employee base grows. At September 30, 1997 the Company did not have any material commitments for capital expenditures.

The Company believes that its existing cash, cash equivalents, short-term investments will be adequate to meet its cash needs for at least the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or that if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive.

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

     POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; UNCERTAINTY OF FUTURE OPERATING RESULTS; SEASONALITY. The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, depending on factors such as the size and timing of significant orders and their fulfillment, demand for the Company's products, changes in pricing policies by the Company or its competitors, the number, timing and significance of product enhancements and new product announcements by the Company and its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis, changes in the level of operating expenses, changes in the Company's sales incentive plans, budgeting cycles of its customers, customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors, the cancellation of licenses during the warranty period or nonrenewal of maintenance agreements, product life cycles, software bugs and other product quality problems, personnel changes, changes in the Company's strategy, the level of international expansion, seasonal trends and general domestic and international economic and political conditions, among others. A significant portion of the Company's revenues have been, and the Company believes will continue to be, derived from a limited number of orders placed by large organizations, and the timing of such orders and their fulfillment has caused and could continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. In addition, the Company intends to continue to expand its domestic and international direct sales force. Competition for sales personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate and retain additional highly qualified sales personnel in the future. The timing of such expansion and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results. Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because the market for distributed enterprise application development software is rapidly evolving, and the Company's sales cycle, from initial evaluation to purchase and the provision of support services, is lengthy and varies substantially from customer to customer. Product orders are typically shipped shortly after receipt, and consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. Due to all of the foregoing, revenues for any future quarter are not predictable with any significant degree of accuracy. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Although the Company has recently experienced revenue growth, such growth should not be considered indicative of future revenue growth, if any, or of future operating results. Failure by the Company, for any reason, to increase revenues would have a material adverse effect on the Company's business, operating results and financial condition.

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

     The operating results of many software companies reflect seasonal trends, and the Company expects to be affected by such trends in the future. The Company believes that it is likely that it will experience lower revenues in its quarters ending June 30 as a result of efforts by its direct sales force to meet the March 31 fiscal year-end sales quotas. Since international operations constitute a significant percentage of the Company's total revenues, the Company anticipates that it may also experience relatively weaker demand in the quarters ending September 30 as a result of reduced sales activity in Europe during the summer months.

     LIMITED OPERATING HISTORY; HISTORY OF OPERATING LOSSES. The Company was founded in February 1991 and first shipped product in August 1994. For the quarters ended June 30, 1997 and September 30, 1997, the Company incurred net losses. At September 30, 1997 the Company had an accumulated deficit of $20.7 million. A substantial portion of the accumulated deficit is due to the significant commitment of resources to the Company's product development, sales and marketing organizations. The Company expects to continue to devote substantial resources in these areas and as a result will need to recognize significant revenues to achieve and maintain profitability. There can be no assurance that any of the Company's business strategies will be successful or the Company will be profitable in any future quarter or period.

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

     COMPETITION. The market for distributed software used in the development, deployment and management of distributed applications is intensely competitive and characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapidly changing customer requirements. Distributed applications that can be developed and deployed using the Company's Forte environment can also be implemented by integrating a combination of application development tools and more powerful server programming techniques such as stored procedures in relational databases and C or C++ programming, along with networking and database middleware to connect the various components. As such, the Company effectively experiences its primary competition from potential customers' decisions to pursue this type of approach as opposed to utilizing an application environment such as Forte. As a result, the Company must continuously educate existing and prospective customers on the advantages of the Company's products over the approach of integrating a combination of products. There can be no assurance that these customers or potential customers will perceive sufficient value in the Company's products to justify purchasing them.

The Company has also experienced and expects to continue to experience increased competition from a number of vendors that market software products specifically targeted for building distributed applications. Actual and potential competitors include: providers of application development software, such as Compuware/Uniface, Dynasty Technologies, Inc., IBM, Microsoft Corporation, NAT Systems, Inc., Oracle Corporation, Seer Technologies, Inc., Sterling Software, Inc., and the Powersoft unit of Sybase, Inc.; web-based development tools targeting production enterprise Internet applications; middleware companies advocating a middleware-centric approach to building enterprise applications; developers of packaged applications and application components, templates and frameworks; and integration software vendors.

Many of these competing vendors have or will have significantly greater financial, technical, marketing and other resources than the Company, and may be able to respond more quickly to new or emerging technologies. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. The Company expects to face additional competition as other established and emerging companies enter the distributed application development market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to sell additional licenses and maintenance and support renewals on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of Forte licenses and related products and services, which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

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

     LENGTHY SALES CYCLE. The Company's products are typically used to develop applications that are critical to a customer's business and the purchase of the Company's products is often part of a customer's larger business process reengineering initiative or implementation of distributed computing. As a result, the license and implementation of the Company's software products generally involves a significant commitment of management attention and resources by prospective customers. Accordingly, the Company's sales process is often subject to delays associated with a long approval process that typically accompanies significant initiatives or capital expenditures. In addition, there are a large number of alternative methods or technologies to develop applications which can require significant time for potential customers to evaluate. For these and other reasons, the sales cycle associated with the license of the Company's products is often lengthy and subject to a number of significant delays over which the Company has little or no control. There can be no assurance that the Company will not experience these and additional delays in the future. Therefore, the Company believes that its quarterly operating results are likely to vary significantly in the future.

     RISK ASSOCIATED WITH NEW VERSIONS AND NEW PRODUCTS; RAPID TECHNOLOGICAL CHANGE. The software market in which the Company competes is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. For example, the Company's customers have adopted a wide variety of hardware, software, database, networking and Internet-based platforms, and as a result, to gain broad market acceptance, the Company has had to support Forte on many of such platforms. The Company's customers use the Company's proprietary development language to develop applications using the Company's products, and customers may desire to utilize other widely-used programming languages to develop Internet-based and other distributed applications. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by supporting existing and emerging hardware, software, programming language, database, networking and Internet-based platforms and by developing and introducing enhancements to Forte, related products and new products on a timely basis that keep pace with such technological developments and emerging industry standards and changing customer requirements. There can be no assurance that the Company will be successful in developing and marketing enhancements to Forte and related products that respond to technological change, evolving industry standards or changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of such enhancements or that such enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. The Company has in the past experienced delays in the release dates of enhancements to Forte. If release dates of any future Forte enhancements or new products are delayed or if when released they fail to achieve market acceptance, the Company's business, operating results and financial condition would be materially adversely affected. In addition, the introduction or announcement of new product offerings or enhancements by the Company or the Company's competitors may cause customers to defer or forgo purchases of current versions of Forte and related products, which could have a material adverse effect on the Company's business, operating results and financial condition.

     LIMITED DEPLOYMENT; DEPENDENCE ON SYSTEM INTEGRATORS AND VALUE ADDED RESELLERS. The Company first shipped Forte in August 1994. To date, only a limited number of the Company's customers have completed the development and deployment of distributed applications using Forte and related products. If any of the Company's customers are not able to successfully develop and deploy distributed applications with Forte and related products, the Company's reputation could be damaged, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company expects that a significant percentage of its future revenues will be derived from sales to existing customers. If existing customers have difficulty deploying applications built with Forte and related products or for any other reason are not satisfied with Forte products, the Company's business, operating results and financial condition would be materially adversely affected. The Company's customers and potential customers often rely on third-party system integrators and value added resellers to develop and deploy distributed applications. If the Company is unable to adequately train a sufficient number of system integrators and value added resellers or if, for any reason, a large number of such integrators and value added resellers adopt a product or technology other than Forte, the Company's business, operating results and financial condition would be materially and adversely affected.

     RISK OF SOFTWARE DEFECTS. Software products as internally complex as Forte and related products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. The Company introduced Release 2.0 of Forte in November 1995, Release 3.0 of Forte in August in 1997 and the initial release of Forte Conductor in September 1997. Despite extensive product testing by the Company, the Company has discovered software errors in its releases after their introduction. Although the Company has not experienced material adverse effects resulting from any such defects or errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, defects and errors will not be found in current versions, new versions, new product or enhancements to existing products after commencement of commercial shipments, resulting in loss of revenues or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

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

     RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Revenues from foreign subsidiaries and export sales accounted for 35% and 45% of the Company's total revenues for the quarters ended September 30, 1996 and 1997, respectively, and 32% and 44% for the six months ended September 30, 1996 and 1997, respectively. The Company currently has international sales offices located in Australia, Belgium, Canada, France, Germany, Switzerland, and the United Kingdom which have generated substantially all direct international revenues recognized by the Company to date. The Company believes that in order to increase sales opportunities and profitability it will be required to continue to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Forte and related products. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially and adversely affected.


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

     PROPRIETARY RIGHTS, RISKS OF INFRINGEMENT AND SOURCE CODE RELEASE. The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has one issued United States patent that expires in 2012 and corresponding patent applications pending in Canada, Australia, Japan and several member countries within the European Patent Organization. There can be no assurance that the Company's patent will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. The Company has obtained registration of the FORTE trademark in one country and has trademark registration applications pending in numerous additional countries. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. The Company has entered into source code escrow agreements with a limited number of its customers and resellers requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. In addition, Digital Equipment Corporation ("Digital") and Mitsubishi Corporation ("Mitsubishi") each currently possesses copies of Forte source code for certain limited purposes, subject to the terms of separate written agreements each company has entered into with the Company. Digital has an option to purchase a non-exclusive, fully-paid license of the Forte source code. Digital's option becomes exercisable if the Company is acquired and the acquiror fails to agree to assume the Company's contractual obligations to Digital. The provision of source code may increase the likelihood of misappropriation by third parties.

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

ITEM 2.   CHANGES IN SECURITIES
     None
ITEM 3.   DEFAULTS ON SENIOR SECURITIES
     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of Stockholders on August 12, 1997.

The Company's stockholders voted on the following matters:
(a)Election of four directors. All directors proposed by management were elected for a period of one year.


     Name of                             Number of         #of Votes          #of Votes    Number of        Broker
     Nominee                            Votes For           Against           Withheld    Abstentions      Non Votes
Martin J. Sprinzen                      15,551,526                 -            195,333            -              -
William H. Younger, Jr.                 15,556,739                 -            190,120            -              -
Thomas A. Jermoluk                      15,562,489                 -            184,370            -              -
Christos M. Cotsakos                    15,562,589                 -            184,270            -              -

(b) The stockholders approved the Company's 1997 Stock Option Plan. 9,224,191 votes were cast in favor of the Plan, 889,952 votes were cast against the Plan, there were 51,960 abstentions and there were 5,580,756 broker non-votes.

(c) Amend the Company's Employee Stock Purchase Plan to increase the number of shares of Common Stock for issuance thereunder by 300,000 shares. The stockholders approved the Employee Stock Purchase Plan Amendment. 9,647,089 votes were cast in favor of the Amendment, 462,834 votes were cast against the Amendment, there were 56,180 abstentions and there were 5,580,756 broker non-votes.

(d) Ratification of independent public auditors. The stockholders ratified the appointment of Ernst & Young, LLP as the Company's independent public auditors for the fiscal year ended March 31, 1998. 15,626,313 votes were cast in favor of the appointment, 60,874 votes cast against, zero were with held, there were 59,672 abstentions, and zero broker non-votes.

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibit  10.13  Stock Option Grant to Thomas A. Jermoluk

              Exhibit  10.14  Stock Option Grant to Christos M. Cotsakos

              Exhibit  11.1   Statement Regarding Computation of Earnings
                              Per Share

              Exhibit  27     Financial Data Schedule

         (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1997.

                               SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oakland, State of California, on this the 14th day of November, 1997.

                                       FORTE SOFTWARE, INC.

                                       By:   /s/ RODGER E. WEISMANN



                                       Rodger E. Weismann

                                       SENIOR VICE PRESIDENT, FINANCE AND
                                       ADMINISTRATION, CHIEF FINANCIAL
                                       OFFICER AND SECRETARY

24