Form 10-Q
period 1997-12-31
FORTE SOFTWARE INC \DE\
filed 1998-02-13
CIK 1006370

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                  ------------------

                                      FORM 10-Q
(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the quarterly period ended December 31, 1997
                                        ------------------

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                     For the transition period from       to
                                                    -----   -----

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

                                          Yes X   No
                                             ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $0.01 par value           19,478,507
        (Class of common stock)        (Shares outstanding at December 31, 1997)

FORTE SOFTWARE, INC.
REPORT ON FORM 10-Q

Table of Contents

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements                                             Page

          Condensed Consolidated Balance Sheets                             3
          At March 31, 1997 and December 31, 1997

          Condensed Consolidated Statements of Operations                   4
          For the Three and Nine Months Ended December 31, 1996 and 1997

          Condensed Consolidated Statements of Cash Flows                   5
          For the Nine Months Ended December 31, 1996 and 1997

          Notes to Condensed Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of Financial                 8
          Condition and Results of Operations


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                23
Item 2.   Changes in Securities                                            23
Item 3.   Defaults on Senior Securities                                    23
Item 4.   Submission of Matters to a Vote of Security Holders              23
Item 5.   Other Information                                                23
Item 6.   Exhibits and Reports on Form 8-K                                 23
Signatures                                                                 24

PART 1.
ITEM 1.   FINANCIAL STATEMENTS

                                 FORTE SOFTWARE, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                                                        March 31,    December 31,
                                                                         1997           1997
                                                                      ----------     ----------
                                                                                     (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                           $ 35,103      $  23,091
    Short-term investments                                                13,154         13,072
    Accounts receivable, net of allowances of $1,034 ($941 at
    March 31, 1997)                                                       17,750         16,177
    Prepaid expenses and other current assets                              1,003          1,795
                                                                      ----------     ----------
Total current assets                                                      67,010         54,135

Equipment and leasehold improvements, net                                  6,489          7,375
Other assets                                                                 250            400
                                                                      ----------     ----------
Total assets                                                            $ 73,749      $  61,910
                                                                      ----------     ----------
                                                                      ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                    $  3,003       $  1,772
    Accrued expenses and other liabilities                                10,190          9,532
    Deferred revenue                                                       9,247          9,328
    Current portion of capital lease obligations                             915            784
                                                                      ----------     ----------
Total current liabilities                                                 23,355         21,411
                                                                      ----------     ----------

Capital lease obligations, due after one year                                849            249
Deferred revenue                                                             871            298
Commitments
Stockholders' equity:
    Common stock                                                             188            195
    Additional paid-in capital                                            64,169         66,814
    Accumulated deficit                                                 (15,486)       (27,004)
    Foreign currency translation adjustments                               (197)           (58)
                                                                      ----------     ----------
Total stockholders' equity                                                48,674         39,947
                                                                      ----------     ----------
Total liabilities and stockholders' equity                              $ 73,749      $  61,910
                                                                      ----------     ----------
                                                                      ----------     ----------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 FORTE SOFTWARE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)

                                                      Three months ended             Nine months ended
                                                         December 31,                  December 31,
                                                     1996           1997           1996           1997
                                                     ----           ----           ----           ----
Revenues:
    License fees                                   $  12,205       $  9,575      $  30,061      $  27,459
    Maintenance and services                           5,368          7,770         13,406         22,048
                                                  ----------      ---------     ----------     ----------

  Total revenues                                      17,573         17,345         43,467         49,507
                                                  ----------      ---------     ----------     ----------

Operating expenses:
 Cost of license fees                                    228            220            494            460
 Cost of maintenance and
  services                                             3,211          4,874          8,131         13,512

 Sales and marketing                                   7,697         12,365         20,063         32,374
 Product development and
 engineering                                           2,784          4,074          7,633         10,787

 General and administrative                            1,250          1,933          3,777          5,387
                                                  ----------      ---------     ----------     ----------

  Total operating expenses                            15,170         23,466         40,098         62,520
                                                  ----------      ---------     ----------     ----------

Income (loss) from operations                          2,403        (6,121)          3,369       (13,013)

Interest income, net                                     488            462          1,497          1,530
                                                     -------        -------        -------        -------

Income (loss) before income taxes                      2,891        (5,659)          4,866       (11,483)
Provision for income taxes                               342            630            579             35
                                                     -------        -------        -------        -------

Net income (loss)                                  $   2,549      $ (6,289)      $   4,287     $ (11,518)
                                                  ----------      ---------     ----------     ----------
                                                  ----------      ---------     ----------     ----------

Net income (loss) per share - basic                $    0.14      $  (0.32)      $    0.23     $   (0.60)
                                                  ----------      ---------     ----------     ----------
                                                  ----------      ---------     ----------     ----------

Net income (loss) per share - diluted              $    0.12      $  (0.32)      $    0.20     $   (0.60)
                                                  ----------      ---------     ----------     ----------
                                                  ----------      ---------     ----------     ----------

Shares used to calculate net income
(loss) per share:
          Basic                                       18,452         19,424         18,371         19,275
                                                      ------         ------         ------         ------
                                                      ------         ------         ------         ------
          Diluted                                     21,156         19,424         21,124         19,275
                                                      ------         ------         ------         ------
                                                      ------         ------         ------         ------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 FORTE SOFTWARE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS; UNAUDITED)

                                                                    Nine Months Ended December 31,
                                                                   ------------------------------
                                                                       1996              1997
                                                                   -------------    -------------
OPERATING ACTIVITIES
Net income (loss)                                                        $ 4,287        $(11,518)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                            1,788           2,956
  Changes in operating assets and liabilities:
    Accounts receivable                                                  (5,472)           1,646
    Prepaid expenses and other assets                                      (154)           (942)
    Accounts payable                                                         321         (1,159)
    Accrued expenses and other liabilities                                 3,256           (658)
    Deferred revenue                                                         398           (492)
                                                                   -------------    -------------
Net cash provided by (used in) operating activities                        4,424        (10,167)
                                                                   -------------    -------------

INVESTING ACTIVITIES
Purchases of equipment and leasehold improvements                        (3,149)         (3,842)
Purchase of short-term investments                                      (10,784)        (10,774)
Maturities of short-term investments                                       4,856          10,850
                                                                   -------------    -------------
Net cash used in investing activities                                    (9,077)         (3,766)
                                                                   -------------    -------------

FINANCING ACTIVITIES
Reduction in capital lease obligations                                     (869)           (731)
Proceeds from issuance of common stock                                     1,432           2,652
                                                                   -------------    -------------
Net cash provided by financing activities                                    563           1,921
                                                                   -------------    -------------
Decrease in cash and cash equivalents                                    (4,090)        (12,012)
Cash and cash equivalents at beginning of period                          35,081          35,103
                                                                   -------------    -------------
Cash and cash equivalents at end of period                             $  30,991       $  23,091
                                                                   -------------    -------------
                                                                   -------------    -------------

Supplemental disclosures:
  Interest paid                                                         $    192        $    133
                                                                   -------------    -------------
                                                                   -------------    -------------
  Income taxes paid                                                     $    162        $    458
                                                                   -------------    -------------
                                                                   -------------    -------------
Supplemental disclosures of noncash investing and
 financing activities:

 Capital lease obligations incurred                                     $     90        $      -
                                                                   -------------    -------------
                                                                   -------------    -------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 FORTE SOFTWARE, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


 BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Annual Report on Form 10-K for the year ended March 31, 1997. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The consolidated results of operations for the period ended December 31, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending March 31, 1998. The March 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt SFAS 130 in fiscal year 1999 and does not expect such adoption to have a material effect on the consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 in fiscal year 1999 and does not expect such adoption to have a material effect on the consolidated financial statements.

NET INCOME (LOSS) PER SHARE

Net income per share is computed using the weighted average number of outstanding shares of common stock and the common stock equivalents from outstanding stock options (when dilutive using the treasury stock method). In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share,"("SFAS 128") which is effective for both interim and annual financial periods ended after December 15,1997. SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS 128 requirements.

 SHORT-TERM INVESTMENTS

As of December 31, 1997, all short-term investments were classified as available-for-sale securities pursuant to the provisions of Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are stated at estimated fair market value. Differences between the estimated fair market value and cost were not material.

The following is a summary of the Company's investments and reconciliation of the Company's investments to the balance sheet at December 31, 1997 (in thousands).

                                        Estimated
                                           Fair
                                          Value
                                       -----------
Commercial paper                         $  19,648
Medium -term notes                           4,884
Corporate notes                              4,445
Foreign debt securities                      3,825
                                       -----------
Total investments                        $  32,802
                                       -----------
                                       -----------

                                        Estimated
                                          Fair
                                          Value
                                       -----------
Cash equivalents                         $  19,730
Short-term investments                      13,072
                                       -----------
Total investments                        $  32,802
                                       -----------
                                       -----------
Cash                                         3,361
                                       -----------
Total cash, cash equivalents
and short-term investments               $  36,163
                                       -----------
                                       -----------

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

     The following table sets forth certain unaudited condensed consolidated statement of operations data as a percentage of total revenues for the three and the nine month periods ended December 31, 1996 and 1997.

                                          Three months ended          Nine months ended
                                             December 31,                December 31,
                                          1996          1997          1996          1997
                                          ----          ----          ----          ----
Revenues:
  License                                  69.4 %        55.2 %        69.2 %        55.5 %
  Maintenance and service                  30.6          44.8          30.8          44.5
                                        ---------     ---------     ---------     ---------
    Total revenues                        100.0         100.0         100.0         100.0
                                        ---------     ---------     ---------     ---------
                                        ---------     ---------     ---------     ---------
Cost of revenues:
  License                                   1.3           1.3           1.1           0.9
  Maintenance and service                  18.3          28.1          18.7          27.3
                                        ---------     ---------     ---------     ---------
    Total cost of revenues                 19.6          29.4          19.8          28.2

Gross profit                               80.4          70.6          80.2          71.8

Operating expenses:
  Sales and marketing                      43.8          71.3          46.2          65.4
  Product development and
engineering                                15.8          23.5          17.6          21.8
  General and administrative                7.1          11.1           8.7          10.9
                                        ---------     ---------     ---------     ---------
    Total operating expenses               66.7         105.9          72.5          98.1

Income (loss) from operations              13.7        (35.3)           7.7        (26.3)
                                        ---------     ---------     ---------     ---------
Interest income, net                        2.8           2.7           3.4           3.1
                                        ---------     ---------     ---------     ---------
Income (loss) before income taxes          16.5        (32.6)          11.1        (23.2)

Provision for income taxes                (1.9)         (3.6)         (1.3)         (0.1)
                                        ---------     ---------     ---------     ---------
Net income (loss)                          14.6 %      (36.2) %         9.8 %      (23.3) %
                                        ---------     ---------     ---------     ---------
                                        ---------     ---------     ---------     ---------

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

The Company's total revenues decreased 1% from $17.6 million to $17.3 million for the quarters ended December 31, 1996 and 1997, respectively. For the nine months ended December 31, 1996 and 1997 total revenues increased by 14% from $43.5 million to $49.5 million respectively. License revenues decreased by 22% from $12.2 million to $9.6 million for the quarters ended December 31, 1996 and 1997, respectively. For the nine months ended December 31, 1996 and 1997 license revenues decreased by 9% from $30.1 million to $27.5 million respectively. The Company believes that the license revenue decrease is primarily due to a slowdown in the overall market for enterprise application development software, and the extended sales productivity ramp up needed for the Company's new U.S. sales representatives. The Company believes the market slowdown results from several factors, including but not limited to
(1) a diversion of customer resources from enterprise application development to the Year 2000 problem, (2) a general shortage of qualified programmers and a shift of available programming resources from corporate users to systems integrators, (3) market confusion caused by the complex and rapidly changing mix of alternative technologies for enterprise application development, and
(4) the increased availability and popularity of packaged software applications. The Company believes that market factors have resulted in progressively longer and more complex sales cycles for the Company's products. While the overall sales force headcount grew substantially during the first nine months of fiscal 1998, significant turnover resulted in an overall reduction of the Forte-related experience level of the Company's North American sales force. The Company experienced lower productivity per sales representative during the first nine months of fiscal 1998 as compared to the first nine months of fiscal 1997. The Company believes that this reduction in productivity resulted from market factors and lengthening sales cycles as discussed above, and the overall reduction in Forte-related
experience of the Company's North American sales force.   See also DEPENDENCE
ON KEY PERSONNEL, PRODUCT CONCENTRATION; DEPENDENCE ON

EMERGING MARKET AND RISKS ASSOCIATED WITH THE YEAR 2000, in the section entitled "Business Risks," below.

Maintenance and services revenues increased 45% from $5.4 million, or 31% of total revenues, to $7.8 million, or 45% of total revenues, for the quarters ended December 31, 1996 and 1997, respectively. Maintenance and services revenue for the nine months ended December 31, 1997, increased by 65% from $13.4 million in 1996 to $22.0 million for the same period in 1997. These increases in total maintenance and service revenues were primarily a result of the growing installed base in the Company's software products and the associated increase in demand for maintenance, training and consulting services. Services revenues as a percentage of total revenues may vary between periods due to changes in demand for the Company's services and changes in the rate of growth of license revenue.

International revenues include all revenues other than from the United States. International revenues include sales from the Company's direct sales organizations in Europe and Australia and export sales through distributors and resellers in Asia, Europe and other areas of the world, as well as international sales made by the domestic direct sales organization in Canada. International revenues increased 8% from $7.8 million for the quarter ended December 31, 1996 to $8.5 million for the quarter ended December 31, 1997, representing 45% and 49% of total revenues, respectively. International revenues increased 39% from $16.2 million for the nine months ended December 31, 1996 to $22.5 million for the same period in 1997. The increase in international revenues reflects growing direct sales presence in Europe through the Company's foreign subsidiaries, partially offset by lower revenues in Asia and Latin America. The Company expects that international license and related maintenance and service revenues will continue to account for a significant portion of its total revenues in the future. The Company believes that in order to increase sales opportunities and profitability, it will be required to continue expanding its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Forte and related products. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially adversely affected.

COST OF REVENUES

COST OF LICENSE REVENUES. Cost of license revenues consists primarily of production and documentation, royalties paid to third-party vendors and product packaging. Cost of license revenues was $228,000 and $220,000 for the quarters ended December 31, 1996 and 1997, respectively, representing 2% of license revenues in each of the periods. Cost of license revenues for the nine months ended December 31, 1996 and 1997 was $494,000 and $460,000, respectively, representing 2% of total license fee revenue for each of the periods. Cost of license revenues may vary as a percentage of license revenue due to changes in the Company's royalty obligations to third party technology providers and the number of new products and product releases in a given period.

COST OF MAINTENANCE AND SERVICES REVENUES. Cost of maintenance and services revenues consist primarily of personnel-related and facilities costs incurred in providing customer support, training and consulting services, as well as costs incurred in providing training and consulting services through third party contractors. Cost of maintenance and services revenues was $3.2 million and $4.9 million for the quarters ended December 31, 1996 and 1997, respectively, representing 60% and 63% of maintenance and services revenues, respectively. The increase in cost of maintenance and service expense was primarily due to an increase in the amount of consulting services provided by outside consultants. Cost of maintenance for the nine months ended December 31, 1996 and 1997 was $8.1 million and $13.5 million respectively, representing 61% of maintenance and services revenues in each of the periods. The cost of services as a percentage of services revenues may vary between periods due to the mix of services provided by the Company and the extent to which external contractors are used to provide those services.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment, promotional and lead generation expenses, and advertising. Sales and marketing expenses increased from $7.7 million for the quarter ended December 31, 1996 to $12.4 million for the quarter ended December 31, 1997, and increased from $20.1 million for the nine months ended December 31, 1996 to $32.4 million for the nine months ended December 31, 1997. These increases reflect the hiring of additional sales and marketing personnel, and their related costs, as well as increased costs associated with expanded promotional, training, and lead generation activities. Sales and marketing expenses represented 44% and 71% of total revenues for the quarters ended December 31, 1996 and 1997, respectively. Sales and marketing expenses represented 46% and 65% of total revenues for the nine months ended December 31, 1996 and 1997, respectively. The increase in sales and marketing expenses as a percentage of total revenue was primarily due to heavy investment in marketing, pipeline development, sales force headcount and training coupled with slower revenue growth in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997. The Company expects that sales and marketing expenses will slightly increase in dollar amount from quarter to quarter.

PRODUCT DEVELOPMENT AND ENGINEERING. Product development and Engineering expenses consist primarily of salaries and other personnel-related expenses and depreciation of development equipment. The Company believes that a significant level of investment for product development is required to remain competitive. Product development expenses increased from $2.8 million for the quarter ended December 31, 1996 to $4.1 million for the quarter ended December 31, 1997. Product development expenses increased from $7.6 million for the nine months ended December 31, 1996 to $10.8 million for the nine months ended December 31, 1997. These increases were primarily attributable to additional hiring of product development personnel and the outsourcing of certain development work. Product development expenses represented 16% and 24% of total revenues for the quarters ended December 31, 1996 and 1997, respectively. Product development expenses represented 18% and 22% of total revenues for the nine months ended December 31, 1996 and 1997, respectively. The increase in product development expenses as a percentage of total revenues was primarily due to the Company's continued commitment of investment on significant internet, Java and mainframe initiatives, hiring of product development personnel, and the outsourcing of certain development work, coupled with slower revenue growth in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997. The Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will increase in dollar amount in the future. Because all costs incurred in the research and development of software products and enhancements to existing software products have been expensed as incurred, cost of license revenues includes no amortization of capitalized software development costs.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $1.3 million for the quarter ended December 31, 1996 to $1.9 million in for the quarter ended December 31, 1997. General and administrative expenses increased from $3.8 million for the nine months ended December 31, 1996 to $5.4 million for the nine months ended December 31, 1997. These increases were primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. General and administrative expenses represented 7% and 11% of total revenues for the quarters ended December 31, 1996 and 1997, respectively. General and administrative expenses represented 9% and 11% for the nine months ended December 31, 1996 and 1997, respectively. The increase in general and administration expenses as a percentage of total revenues was primarily due slower revenue growth in the first nine months of fiscal 1998 compared to the first nine months fiscal 1997, coupled with continuing improvements in the Company's administrative infrastructure. The Company believes that its general and administrative expenses will increase in dollar amount in the future as a result of the expansion of the Company's administrative staff to support its growing operations.

INTEREST INCOME, NET. Interest income, net, represents interest earned by the Company on its cash and cash equivalents and short-term investments offset by interest expense on capitalized leases. Interest income, net, decreased from $488,000 for the quarter ended December 31, 1996 to $462,000 for the quarter ended December 31, 1997. The decrease was primarily due to a lower average cash and short-term investments balances in the current quarter compared to the quarter ended December 31, 1996. Interest income, net, was $1.5 million for each of the nine month periods ended December 31, 1996 and 1997.

PROVISION FOR INCOME TAXES. The Company's financial results for the third quarter ended December 31, 1997 included a $630,000 or $0.03 per share tax expense as the Company adjusted its estimated tax rate for fiscal 1998, which resulted in an adjustment to tax benefits recorded in earlier quarters. For the nine months ended December 31, 1997, there was no provision for federal or state income taxes as the Company incurred net operating losses and there can be no assurance that the Company will realize the benefit of the net operating loss carryforwards. The Company also recorded a provision related to foreign income tax withholding on certain license fees paid to the Company by foreign licensees.

LIQUIDITY AND CAPITAL RESOURCES

The Company completed an initial public offering of common stock on March 11, 1996 with net proceeds of $34.3 million. The common stock is trading on the NASDAQ National Market under the symbol FRTE.

At December 31, 1997, the Company had $36.2 million in cash, cash equivalents and short term investments and $32.7 million in working capital, which is the Company's primary source of liquidity.

The Company used cash of $10.2 million in operating activities for the nine months ended December 31, 1997 compared to cash provided by operating activities of $4.4 million for the nine months ended December 31, 1996. For the nine months ended December 31, 1997, the decrease in cash flow from operations resulted primarily from the net loss for the nine month period and decreases in accounts payable, accrued expenses and other liabilities and deferred revenue, partially offset by a decrease in accounts receivable.

The Company's investing activities consisted of the purchases of interest-bearing securities as well as purchases of property and equipment. Capital expenditures were $3.8 million for the nine months ended December 31, 1997 compared to $3.1 million for the same period in 1996. Capital expenditures primarily consisted of purchases of computer equipment. At December 31, 1997 the Company did not have any material commitments for capital expenditures.

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

     POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; UNCERTAINTY OF FUTURE OPERATING RESULTS; SEASONALITY; POTENTIAL LOSS IN QUARTER ENDING MARCH 31, 1998. The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, depending on factors such as the size and timing of significant orders and their fulfillment, demand for the Company's products, changes in pricing policies by the Company or its competitors, the number, timing and significance of product enhancements and new product announcements by the Company and its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis, changes in the level of operating expenses, changes in the Company's sales incentive plans, budgeting cycles of its customers, customer order deferrals due to intervening information technology projects of a higher priority or in anticipation of enhancements or new products offered by the Company or its competitors, the cancellation of licenses during the warranty period or nonrenewal of maintenance agreements, product life cycles, software bugs and other product quality problems, personnel changes, changes in the Company's strategy, the level of international expansion, seasonal trends and general domestic and international economic and political conditions, among others. A significant portion of the Company's revenues have been, and the Company believes will continue to be, derived from a limited number of orders placed by large organizations, and the timing of such orders and their fulfillment has caused and could continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. In addition, competition for sales personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate and retain highly qualified sales personnel in the future. The timing of the Company's hiring of new sales personnel and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results. Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because the market for distributed enterprise application development software is rapidly evolving, and the Company's sales cycle, from initial evaluation to purchase and the provision of support services, is lengthy and varies substantially from customer to customer. Product orders are typically shipped shortly after receipt, and consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. Due to all of the foregoing, revenues for any future quarter are not predictable with any significant degree of accuracy. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. The prior revenue growth experienced by the Company should not be considered indicative of future revenue growth, if any, or of future operating results. Failure by the Company, for any reason, to increase revenues would have a material adverse effect on the Company's business, operating results and financial condition.

     To achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, the Company has often recognized a substantial portion of its revenues in the last month, or even weeks or days, of a quarter. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenues and are therefore relatively fixed in the short term. If revenue levels fall below expectations, net income is likely to be disproportionately adversely affected because a proportionately smaller amount of the Company's expenses varies with its revenues. There can be no assurance that the Company will be able to regain profitability on a quarterly or annual basis in the future. Due to all the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

     The operating results of many software companies reflect seasonal trends, and the Company expects to be affected by such trends in the future. Due to the market slowdown and other factors discussed above in the "Results of Operations" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company expects to incur a net loss for the quarter ended March 31, 1998. The Company believes that it is likely that it will experience lower revenues in its quarters ending June 30 as a result of efforts by its direct sales force to meet the March 31 fiscal year-end sales quotas. Since international operations constitute a significant percentage of the Company's total revenues, the Company anticipates that it may also experience relatively weaker demand in the quarters ending September 30 as
a result of reduced sales activity in Europe during the summer months.   Due to
the foregoing reasons, the Company could incur losses in the quarters ended June 30, 1998 and September 30, 1998.

     LIMITED OPERATING HISTORY; HISTORY OF OPERATING LOSSES.  The Company was
founded in February 1991 and first shipped product in August 1994.   After
achieving profitability for two quarters through March 31, 1997, for the three quarters ended June 30, 1997, September 30, 1997 and December 31, 1997, the Company incurred net losses. At December 31, 1997 the Company had an accumulated deficit of $27.0 million. A substantial portion of the accumulated deficit is due to the significant commitment of resources to the Company's product development, sales and marketing organizations. The Company expects to continue to devote substantial resources in these areas and as a result will need to recognize significant revenues to regain profitability. There can be no assurance that any of the Company's business strategies will be successful or the Company will be profitable in any future quarter or period.

     PRODUCT CONCENTRATION; IMPACT OF MARKET FACTORS. All of the Company's revenues have been attributable to sales of Forte and related products and services. The Company currently expects Forte and related products and services to account for all or substantially all of the Company's future revenues. As a result, factors adversely affecting the pricing of or demand for Forte and related products, such as competition or technological change, could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of Forte and related products. There can be no assurance that the Company will continue to be successful in marketing the Forte product, related products or other products. The Company's prior growth in sales of Forte should not be considered indicative of future growth, as there can be no assurance that the market for products used in the development, deployment and management of distributed applications will continue to grow. Recently industry analysts and competitors have noted that market demand in the enterprise application development sector appears to be slowing, and predicted that the prior success achieved by that sector may not continue in future periods, due to a variety of factors including but not limited to (1) a diversion of customer resources from enterprise application development to the Year 2000 problem and other higher priority information technology projects, (2) a general shortage of qualified programmers and a shift of available programming resources from corporate users to systems integrators, (3) market confusion caused by the complex and rapidly changing mix of alternative technologies for enterprise application development, and (4) the increased availability and
popularity of packaged software applications.    Additionally, recent
instability in the Asian-Pacific economies and financial markets, which had previously been cited as a potentially strong source of revenue growth, has introduced additional uncertainty concerning the sector. If the market for products used in the development, deployment and management of distributed applications fails to grow, or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially and adversely affected.


     DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant degree upon the continuing contributions of its key management, sales, marketing, software development and customer support personnel, and its ability to attract and retain such highly-skilled personnel. The loss of key personnel could materially and adversely affect the Company. Competition for qualified personnel is intense, particularly in the sales and software development areas, and there can be no assurance that the Company can retain its existing personnel or that it can attract, assimilate and retain additional highly qualified personnel in the future. The timing of the Company's hiring of new sales personnel and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results. The Company has at times experienced and continues to experience difficulty in recruiting and retaining qualified personnel. The Company experienced significant turnover in its North America sales force during the first nine months of fiscal 1998. Competitors and others have in the past and may in the future attempt to recruit the Company's employees. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

     RISKS ASSOCIATED WITH EXPANDING DISTRIBUTION. To date, the Company has sold its products through its direct and indirect sales force, systems integrators, distributors and value added resellers. The Company's customers and potential customers often rely on third-party system integrators and value added resellers to develop and deploy distributed applications. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting, training and retaining sufficient sales personnel and establishing and maintaining relationships with distributors, resellers and systems integrators. Although the Company is currently investing, and plans to continue to invest significant resources to maintain and selectively expand its sales force and to develop relationships with third-party distributors, resellers and systems integrators, the Company has at times experienced and continues to experience difficulty in recruiting and retaining qualified sales personnel and in establishing necessary third-party relationships. There can be no assurance that the Company will be able to successfully hire, train and retain needed sales personnel or develop and maintain sufficient third party relationships, or that such efforts will result in an increase in revenues. Any failure by the Company to maintain a sufficiently large and trained sales force and continue to establish other distribution channels would materially adversely affect the Company's business, operating results and financial condition.

     COMPETITION. The market for distributed software used in the development, deployment and management of distributed applications is intensely competitive and characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapidly changing customer requirements. Distributed applications that can be developed and deployed using the Company's Forte environment can also be implemented by integrating a combination of application development tools and more powerful server programming techniques such as stored procedures in relational databases and C or C++ programming, along with networking and database middleware to connect the various components. As such, the Company effectively experiences its primary competition from potential customers' decisions to pursue this type of approach as opposed to
utilizing an application environment such as Forte.   As a result, the Company
must continuously educate existing and prospective customers, and third party systems integrators on whom prospective customers are increasingly relying for expertise, on the advantages of the Company's products over the approach of integrating a combination of products. There can be no assurance that these customers, potential customers or systems integrators will perceive sufficient value in the Company's products to justify purchasing or recommending them.

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

NEW ACCOUNTING STANDARDS. In October 1997, the Financial Accounting Standards Board issued Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"). The Company will be required to adopt this standard in its first quarter of fiscal year 1999 ending June 30, 1998 and restatement of prior financial statements is prohibited. SOP 97-2 supersedes SOP 91-1, and addresses software revenue recognition matters primarily from a conceptual level and does not include specific implementation guidance. Detailed implementation guidelines have not yet been issued. The Company believes that the implementation guidelines could result in changes to the Company's revenue recognition policies and procedures, which could have a material adverse effect on the Company's revenues and operating results.

     LENGTHY SALES CYCLE. The Company's products are typically used to develop applications that are critical to a customer's business and the purchase of the Company's products is often part of a customer's larger business process reengineering initiative or implementation of distributed computing. As a result, the license and implementation of the Company's software products generally involves a significant commitment of management attention and resources by prospective customers. Accordingly, the Company's sales process is often subject to delays associated with a long approval process that typically accompanies significant initiatives or capital expenditures. In addition, there are a large number of alternative methods or technologies to develop applications which can require significant time for potential customers to evaluate, and implementation of a favorable decision to license the Company's products may be subject to delay due to higher priority projects such as Year 2000 compliance. For these and other reasons, the sales cycle associated with the license of the Company's products is often lengthy and subject to a number of significant delays over which the Company has little or no control. There can be no assurance that the Company will not experience these and additional delays in the future. Therefore, the Company believes that its quarterly operating results are likely to vary significantly in the future.

     RISKS ASSOCIATED WITH THE YEAR 2000.   Many currently installed computer
systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need
to be upgraded to comply with such "Year 2000" requirements.    There are
several aspects to the Year 2000 issue, as follows:

          a.   IMPACT ON REVENUE.   The Company believes that the purchasing
patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase enterprise application software products such as those offered by the Company.
Conversely, Year 2000 issues may cause other companies to accelerate purchases of application development and deployment software to replace non-Year 2000 compliant applications, causing a short-term increase in demand for the Company's products. There is no assurance that such increase in demand will be realized, or that companies will resume application development if and when they resolve their Year 2000 problems. Either of the foregoing could have a material adverse effect upon the Company's business, operating results and financial condition.

          b.  YEAR 2000 COMPLIANCE.  The Company believes that its products are
fully Year 2000 compliant.   All Forte  products use four digit years for all
internal manipulations and representations. In addition, for customers who require the storage and manipulation of two digit years, the Company's current products provide the ability to specify a range of years for comparison and calculation. For example, the customer may specify that the years 0-39 are interpreted as 2000-2039 and the years 40-99 are interpreted as 1940-1999. Using this feature a customer can save on the amount of data stored and manipulated by Forte. The Company regularly runs regression tests on its software, including tests for the above functionality at the Year 2000 rollover. Based on the above, it is not expected that the Company's products will be adversely affected by date changes in the year 2000. However there can be no assurance that the Company's products contain and will contain all features and functionality considered necessary by customers, distributors, resellers and systems integrators to be Year 2000 compliant.

          c. INTERNAL SYSTEMS. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that the Company will not experience serious unanticipated negative consequences and /or material costs caused by undetected errors or defects in the technology used in its internal systems, which include third party software and hardware technology.

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

     RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Revenues from foreign subsidiaries and export sales accounted for 45% and 49% of the Company's total revenues for the quarters ended December 31, 1996 and 1997, respectively, and 37% and 45% for the nine months ended December 31, 1996 and 1997, respectively. The Company currently has international sales offices located in Australia, Belgium, Canada, France, Germany, Switzerland, and the United Kingdom which have generated substantially all direct international revenues recognized by the Company to date. The Company believes that in order to increase sales opportunities and profitability it will be required to continue to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Forte and related products. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially and adversely affected. International operations are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, costs of localizing products for foreign markets, longer receivables collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences and political and economic instability. There can be no assurance that the Company or its distributors or resellers will be able to sustain or increase international revenues from licenses or from maintenance and service, or that the foregoing factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, operating results and financial condition. The Company's direct international revenues are generally denominated in local currencies. The Company does not currently engage in hedging activities. Revenues generated by the Company's distributors and resellers are generally paid to the Company in United States dollars. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on revenues from international sales and thus the Company's business, operating results and financial condition.

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


ITEM 5.   OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 11.1  Statement Regarding Computation of Earnings Per Share

          Exhibit 27 Financial Data Schedule

     (b) No reports on Form 8-K have been filed during the quarter ended December 31, 1997.









SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oakland, State of California, on this the 13th day of February, 1997.

                              FORTE SOFTWARE, INC.

                              By:    /s/ RODGER E. WEISMANN



                              Rodger E. Weismann

                              SENIOR VICE PRESIDENT, FINANCE AND ADMINISTRATION, CHIEF FINANCIAL OFFICER AND SECRETARY