Form 10-K405
period 1998-03-31
FORTE SOFTWARE INC \DE\
filed 1998-06-26
CIK 1006370

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM               TO

                        COMMISSION FILE NUMBER: 0-27838
                            ------------------------
                              FORTE SOFTWARE, INC.

             (Exact name of registrant as specified in its charter)

         DELAWARE                                                 94-3131872
      (State or other                 [LOGO]           (I.R.S. Employer identification
      jurisdiction of                                                No.)
     incorporation or
       organization)

                1800 HARRISON STREET, OAKLAND, CALIFORNIA 94612
             (Address of principal executive offices and Zip Code)

       Registrant's telephone number, including area code: (510) 869-3400
        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                        Preferred Share Purchase Rights
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on May 31, 1998 as reported on the Nasdaq National Market System, was approximately $86,922,345. Shares of Common Stock held by each officer and director and by each person who owns 5 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 31, 1998 the Registrant had outstanding 19,716,873 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 19, 1998 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              FORTE SOFTWARE, INC.
                            1998 REPORT ON FORM 10-K
                               TABLE OF CONTENTS

PART I
Item 1.    Business..........................................................................          3
Item 2.    Properties........................................................................         26
Item 3.    Legal Proceedings.................................................................         26
Item 4.    Submission of Matters to a Vote of Security Holders...............................         26

PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.............         27
Item 6.    Selected Financial Data...........................................................         27
           Management's Discussion and Analysis of Financial Condition and Results of
Item 7.      Operations......................................................................         29
Item 8.    Financial Statements and Supplementary Data.......................................         36
           Changes In and Disagreements with Accountants on Accounting and Financial
Item 9.      Disclosure......................................................................         36

PART III
Item 10.   Directors and Executive Officers of Registrant....................................         37
Item 11.   Executive Compensation............................................................         37
Item 12.   Security Ownership of Certain Beneficial Owners and Management....................         37
Item 13.   Certain Relationships and Related Transactions....................................         37

PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...................         38
Signatures...................................................................................         40

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

ITEM 1. BUSINESS

INTRODUCTION

    Forte Software, Inc. (the "Company") designs, develops, markets and supports Forte, a software application development, deployment and management environment for distributed enterprise applications, and related products. Forte was designed to enable organizations to create applications with powerful functionality that support up to hundreds or thousands of concurrent users with high levels of reliability, performance and manageability. Forte reduces complexity for developers by providing automatic application partitioning, object-oriented, component-based development and independence from specific hardware platforms, operating systems and databases. Forte's multi-tier architecture increases developer productivity, business flexibility and the efficient use of computing resources. Forte allows organizations to use information technology ("IT") more strategically and improve their ability to compete in today's business environment.

    Forte is marketed and sold through the Company's direct sales force, distributors, system integrators and value added resellers in all major markets. Forte has been adopted by customers in a wide variety of industries, including banking, consumer/retail, education, energy, finance, government, healthcare/ pharmaceuticals, insurance, manufacturing, media, technology and telecommunications.

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

    The growing demand for more powerful, flexible and useable computer applications presents major challenges to corporate IT organizations. These organizations have historically not been able to keep up with the demand for computer applications, and for the past several years they have been asked to provide applications that are more powerful, easier to implement and use, and more readily adaptable to rapidly changing business requirements. This challenge has grown more complex recently with increased corporate use of the Internet for many basic business functions. To meet these challenges, new application development techniques and technologies are required.

PREVALENCE OF DISTRIBUTED COMPUTING

    While demand for more powerful applications has continued to grow, a paradigm shift in computing architectures has continued at the same time, with the proliferation of inexpensive PCs, the growth of the relational database management system ("RDBMS") market, and the demand by end users for more responsive information systems with access to enterprise-wide data and applications. Many organizations began by shifting from mainframe or other host-based environments to a two-tier model of computing.

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

    The growth of the Internet as a means of delivering information and conducting business has also begun to influence computing architectures. The Internet has validated the multi-tier distributed computing model of desktop applications communicating with application servers that talk with databases. The PC, as the client, provides an easy-to-use interface which can include the Internet or an intranet, and the RDBMS, as a database server, provides simple and flexible information storage. Today, organizations want to combine the usability and flexibility of the client/server and the Internet with the robustness of the mainframe model, to create a new generation of distributed, component-based applications.

CHALLENGES OF IMPLEMENTING DISTRIBUTED APPLICATIONS

    Many organizations that have attempted to build distributed applications have concluded that many client/server tools do not provide sufficient performance and manageability for business critical applications with large numbers of concurrent users or high transaction volumes, and are not suitable for Internet use. Performance and manageability are limited because all the application logic resides on the client. Performance is compromised because this architecture requires large amounts of data to be sent over the network from the server to the client for such business needs as investment portfolio analysis or complex order processing. A more efficient approach would be to perform the analysis on the server where the data is located so that only the results of the analysis would be sent over the network. Manageability is limited because application updates need to be deployed on each client PC rather than on a single server.

    To overcome these and other limitations, many organizations have sought to augment these tools with complex server programming in C or C++ and stored procedures in relational databases, along with the integration of transaction processing monitors or other "middleware" to connect the clients and servers. Some users seeking robust, scaleable Internet applications have also utilized newer Web-based tools and application servers with such server programming and middleware. Such approaches, however, introduce substantial complexity and require technical expertise in a myriad of hardware, software, database, networking and other technologies. Even where such expertise does exist in-house, or where it can be obtained through a system integrator, the complexity, cost and effort of building and maintaining applications with several different tools is often prohibitive.

MARKET OPPORTUNITY

    The Company believes that (1) a comprehensive, integrated and distributed application development, deployment and management environment is required for the widespread adoption of the distributed computing model, and (2) in particular, such an environment is required to simplify the development and deployment of robust, scaleable Internet applications. To be successful, such an environment must:

    - Reduce complexity--Allow programmers to focus on the business rules rather than the complex technical details involved in building and maintaining distributed applications.

    - Enable advanced applications--Enable programmers to rapidly create and easily modify applications with more powerful functionality to meet more demanding business requirements.

    - Provide distributed application support--Enable high levels of reliability, performance and manageability for deployed Internet and non-Internet applications.

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

DISTRIBUTED APPLICATION SUPPORT FOR INTERNET AND NON-INTERNET APPLICATIONS

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

    EXPAND GLOBAL SALES CAPABILITIES. The Company intends to expand its domestic and international sales capabilities by increasing the direct sales organization in major markets and continuing to leverage distributors in other selected markets. The Company has direct operations in Australia, Belgium, Canada, France, Germany, Netherlands, Switzerland, the United Kingdom and the U.S.

    LEVERAGE THIRD-PARTY RELATIONSHIPS. The Company seeks to promote the widespread adoption of Forte through the establishment of close relationships with systems integrators, value-added resellers, and development partners. As noted above, an increasing share of Forte's customers and prospects enlist the assistance of these partners in implementing distributed applications. To date, the Company has established and actively maintains many relationships with such third parties and intends to establish additional relationships. The Company has established a Partner Group within its sales organization dedicated to this objective.

    PROMOTE SUCCESSFUL CUSTOMER IMPLEMENTATION. The Company's success is dependent upon its customers' successful implementation of distributed applications using Forte. As a result, the Company actively advises on customer development and deployment efforts. The Company assigns an account management team, provides extensive introductory and advanced training courses, offers advanced consulting services and provides extensive post-sale support to customer accounts.

    EXTEND TECHNOLOGICAL LEADERSHIP. The Company pioneered the use of application partitioning and shared application services for multi-tier, distributed applications. The Company has extended this technology, along with production workflow capabilities, to the Internet in order to support browser-based access to mission-critical business functions written in Forte. The Company intends to commit substantial resources to extend its technology in the areas of open language support, open component support and open communications. The Company is currently pursuing a number of development initiatives which are intended to allow development and deployment of Forte applications using HTML, Java, components, and the mainframe.

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

PRODUCTS

    Forte is a collection of products used for the development, deployment and management of distributed applications. Forte includes tools for developing applications that are independent of any vendor-specific deployment environment, generating systems for specific hardware platforms and supporting distributed deployments.

FORTE APPLICATION ENVIRONMENT

    The Forte Application Environment is comprised of three separate facilities for application definition, system generation, and deployment.

    Developers define the application's functionality using an integrated set of object-oriented software tools including a graphical user interface ("GUI") designer, an object-oriented fourth generation language ("4GL"), a comprehensive set of class libraries, a repository to support team development, and interfaces with external systems such as legacy applications and electronic data feeds.

    For system generation, Forte partitions the application into a specific deployment environment. Forte provides a tool for defining the hardware in the environment. Using this environment information, Forte automatically maps the application to a specific set of hardware platforms, automatically deploys the code to these platforms and establishes efficient communications among the Forte components.

    For deployment, Forte supports a robust distributed execution environment, including a scaleable communications infrastructure, fail-over, load balancing, parallel processing, and an application management console for managing the deployed application.

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

    In August 1997, the Company began shipping Forte Release 3.0, which adds integration with Java, desktop and mainframe platforms, as well as new features to improve the management and performance of distributed applications.

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

FORTE WEBENTERPRISE

    In June 1996, the Company shipped the Forte Web SDK, and in December 1997 the Company began shipping the follow-on product, Forte WebEnterprise, which enables World Wide Web ("Web") access to the Forte environment. Forte WebEnterprise enables Web browsers to function as Forte clients with full access to the Forte environment. Forte WebEnterprise provides organizations with the facilities they need to rapidly deploy Web-accessible, business-critical applications, such as order processing, without duplicating existing systems. The product supports major Internet standards including IIOP, Java, HTTP, CGI, NSAPI, and ISAPI, across multiple operating systems, platforms and databases.

FORTE CONDUCTOR

    In September 1997, the Company began shipping Forte Conductor, a production workflow environment for automating mission-critical business processes. With Forte Conductor, developers use an intuitive graphical process designer to define business processes which, in turn, are managed at runtime by a distributed, fault-tolerant workflow engine. Forte Conductor also provides an easy way to track and analyze the status of work in progress. Forte Conductor can be used with Forte and/or non-Forte applications.

    The Company licenses its software for both development and deployment. Development license fees are based upon the number of developers and the complexity of the development environment. Forte deployment licenses are based upon the number of concurrent users, and the number of servers that will be running Forte components. Similarly, Forte Conductor deployment licenses are based on the number of deployment sessions, and the number of engines that will be running Forte Conductor components. A Forte core system, with a U.S. list price of $75,000, includes five developer licenses, ten concurrent user licenses, and support for a single GUI, server and RDBMS. A Forte Conductor core system, when purchased with Forte, carries a U.S. list price of $50,000 and includes five developers and a development engine. A typical initial direct sale to an end-user customer ranges from $200,000 to $300,000. This includes separate pricing for development and initial deployment licenses, maintenance, training and consulting services.

TECHNOLOGY

APPLICATION PARTITIONING

    In order to partition an application, Forte analyzes the application definition that is stored in the development repository and maps it into a specific target deployment environment using a description of each machine that is also stored in the repository. The partitioning process involves splitting apart the application and targeting the presentation components for the available clients and shared business logic for the available servers. Application components that access an external resource, such as an RDBMS, are placed on the machine where the external resource resides. The partitioning process also involves converting the environment-neutral definition of each component into an environment-specific implementation. This produces GUI/browser screens for each desktop machine by using that client's native toolkit and converts RDBMS-neutral database access commands into efficient instructions for accessing a specific target RDBMS. Once a partitioning scheme is selected, Forte moves the application components from the repository to the appropriate machines in the environment. This distribution of application code is done at the 4GL level (often called dynamic partitioning), allowing developers to easily test the application after it has been partitioned, while still providing the option to subsequently generate C++ code that can be compiled into machine code (often called static partitioning) for optimizing deployment performance. Forte also enables developers to easily modify the default partitioning scheme using simple drag-and-drop commands on a map that displays the components comprising each partition and the location of each partition.

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

INTEGRATION

    For desktop integration, Forte users can leverage work in other personal productivity applications by using Microsoft Active X/DCOM to both import and export information. For example, users can enter data in a Forte application and have it automatically update a spreadsheet. Forte offers integration options via Java Beans or CORBA/IIOP whereby external clients and servers can interoperate with Forte services. Forte can both call external programs and be called by external programs. Forte also provides several options for integrating with mainframes using third-party tools. In addition to these automated interfaces, Forte facilitates external integration through a general purpose wrappering facility. This can be used to encapsulate an external service, such as a real-time data feed or an existing application, and treat it as a Forte component. These capabilities allow organizations to assemble new applications from existing Forte and non-Forte components, thereby leveraging other IT investments.

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

CUSTOMERS AND MARKETS

    The Company's targeted end-user customers include organizations that utilize sophisticated, distributed information systems with numerous users and diverse, heterogeneous operating systems and databases. As of March 31, 1998, over 310 end-user customers have licensed Forte, including Andersen Windows, Bank of America, Barclays, BellSouth Communication Systems, Blue Cross Blue Shield of Texas, British Telecom, British Steel, Corning, EDS, Eli Lilly, Fox, Inc., General Motors Acceptance Corp., Goodyear, Hewlett-Packard Company, Home Box Office, Kawasaki Steel, Lufthansa Systems, Marriott International, Mitsui Trust Bank, Merrill Lynch Canada, Montreal Exchange, Online Resources & Communications, Pacific Bell Information Services, Pacific Gas & Electric Company, Paging Network, Philip Morris, Purolator, Reuters, Telecom Italia Mobile, Thomas Cook, TransCanada Pipelines, USAA, U.S. West Communications, World Bank and Xerox.

    No customer accounted for more than ten percent of the Company's total revenues for the fiscal years ended March 31, 1996 or 1998. However, revenues from U.S West Communications, Inc. accounted for approximately 12 percent of total revenue in fiscal year 1997.

SALES AND MARKETING

    Forte markets its software and services through its direct sales organization, complimented by third-party sales and referral channels including international distributors, system integrators and value added resellers.

    DIRECT SALES. As of March 31, 1998, the Company's direct sales force included 63 sales representatives located throughout the United States and in international sales offices in Australia, Belgium, Canada, Germany, France, Holland, Switzerland, and the United Kingdom. The Company intends to expand its overseas direct sales and support organizations but at a slower growth rate than in prior years.(See "Management's Discussion and Analysis of Financial Condition and Results of Operations").

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

    THIRD-PARTY CHANNELS. A key element in Forte's sales and marketing strategy is the continued expansion of third-party relationships to increase market awareness and acceptance of Forte. The goal is to deliver complete customer solutions; therefore, Forte partners with industry-leading companies.

    Delivering complete customer solutions requires a broad range of capabilities. Forte's partners help satisfy these needs by providing territorial sales focus, on-going development of Forte products, integration with complementary products, availability of pre-packaged vertical solutions or pre-built pieces of code, or additional Forte-knowledgeable resources.

    DISTRIBUTORS. As of March 31, 1998, the Company was also represented by 20 international distributors (covering 25 countries), which principally operate in markets where the Company does not have a direct sales organization. The Company has also licensed Digital Equipment Corporation ("Digital") to resell Forte on a worldwide basis.

    VALUE-ADDED RESELLERS. Value-Added Resellers leverage Forte technology by delivering packaged business applications usually targeted at vertical markets. These packaged solutions are a good fit for customers looking for robust, function-rich systems who do not want to develop the entire systems themselves. Customers are able to enjoy the benefits of Forte's technology and have an off-the-shelf solution at the same time.

    Forte's products have several advantages as a solution for value-added resellers. These advantages allow resellers to focus on the business functionality and needs of the vertical market they want to address, regardless of the technical issues associated with building their application for a variety of different systems. Forte's platform and technology independence lets the customer choose vertical applications which best fit their needs instead of choosing applications because they can run in their existing IS infrastructure. A larger potential customer base is available to resellers for this same reason.

    As of March 31, 1998, the Company has licensed Forte to over 70 value-added resellers, including Asyst Software, Bellcore, Chordiant Software, Descartes Systems, EXE Technologies, Home Account Network, Metrix, Pan Credit, and QAD.

    SYSTEMS INTEGRATORS AND CONSULTANTS. Participants in the Company's Consulting Partner program represent a ready pool of trained and experienced Forte systems integrators, developers and consultants. These companies deliver a broad range of services to Forte customers, including development and implementation of custom Forte-based applications, and delivery of turnkey integrated systems. Industry analyst data and the Company's own experience indicate that a growing share of the Company's target market relies on systems integrators for the design, development and implementation of enterprise and departmental IS initiatives. The Company's consultants often advise these partners at the customer sites on how to best design and build Forte applications. The resulting applications satisfy each customer's unique business requirements.

    As of March 31, 1998, the Company had enlisted over 75 Consulting Partners, including Andersen Consulting, CSC, Digital, EDS, IBM, KPMG Peat Marwick, Lockheed/Martin IMS, Price Waterhouse, SAIC, and Siemens.

TECHNOLOGY PARTNERS

    DEVELOPMENT PARTNERS. Several leading multi-national companies have worked closely with Forte to help develop and extend the Company's technology. Apple Computer Systems, Inc., Data General Corp., Digital Equipment Corp., IBM Corp., Mitsubishi, and Sequent Computer Systems, Inc. have all sponsored major joint engineering activities with Forte. Many of these relationships date from the Company's early days and demonstrate confirmation and adoption of its technology capabilities and direction.

    The Company has a license and development agreement with Digital, under which Digital is granted a worldwide, non-exclusive, royalty-bearing license to distribute Forte, to modify and integrate Forte into Digital products, and to use Forte source code for development, maintenance and support.

    The Company also has a license and development agreement with Sirius Inc., a wholly-owned subsidiary of the Mitsubishi Corporation ("Sirius"), under which Sirius serves as the exclusive Japan-based distributor of Forte solely within Japan and is granted the right to use Forte source code to develop and maintain a Japanese version of Forte.

    In May 1997, the Company entered into an agreement with IBM for assistance in the development of Forte for OS/390, an extension of Forte to the mainframe environment. This product, which remains under development, is intended to enable customers to deploy Forte applications on IBM S/390 servers and integrate such applications with existing S/390 data and resources.

    INTEGRATION WITH COMPLIMENTARY TECHNOLOGIES. Forte has also forged strong relationships with industry-leading companies whose products complement the Forte product set. These relationships further simplify the complexities of distributed application development. These partners help implement Forte's vision of open integration by allowing customers to choose products which best fit their particular needs.

    This array of complementary products provide new, unique functionality as well as capabilities which supplement and deepen features already in the Forte product set. Through these relationships, Forte customers have a wide range of choices of databases, object oriented CASE tools, middleware, report writers, security tools, system management tools, and testing tools.

    COMPONENT PROVIDERS. Component Providers use Forte to deliver pre-built pieces of applications. The use of components for application development is growing rapidly since purchasing components can be an easier and less expensive solution than building them from scratch. While not complete systems, these pre-built subassemblies help speed the development process for Forte customers since developers do not have to start from scratch. These robust components, which are easily built in Forte or other tools, are then integrated into Forte applications.

CUSTOMER SERVICE AND SUPPORT

    The Company believes that a high level of customer support is important to the successful marketing and sale of Forte. Substantially all of the Company's customers purchase maintenance and support contracts, which typically have twelve-month terms and entitle the customers to upgrades, if and when available, and technical support. In addition, the Company offers introductory and advanced classes and training programs available at the Company's headquarters, local training centers and customer sites. Telephone hotline support is complemented by a bulletin board system that provides a repository for technical tips and skills. Users of Forte can also attend an annual user group conference where knowledge of Forte skills and solutions is exchanged.

    The Company's consulting organization provides a full range of consulting services to customers developing and deploying distributed applications with Forte. Such consulting services are offered to promote the successful development and deployment of applications built with Forte, and include prototyping assistance, mentoring and technology transfer, Forte methods, analysis and design assistance and performance tuning. Fees charged for consulting services vary depending on the nature and quantity of services to be performed. Multi-day consulting workshops are also offered on selected topics of key interest to customers. The Company believes that the availability of effective consulting services is an important factor in achieving widespread market acceptance.

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

    As of March 31, 1998, the Company's product development organization consisted of 93 employees. In the fiscal years ended March 31, 1998, 1997 and 1996, product development expenses were $15.0 million, $10.6 million and $8.1 million, respectively. To date, the Company has not capitalized any software development costs and does not anticipate capitalizing any software development costs in connection with future releases of Forte or other products. See Note 1 of Notes to Consolidated Financial Statements.

    The Company expects to continue to devote substantial resources to its product development activities, with particular focus in the areas of open language support, open component support and open communications. The Company also plans continued support of existing and emerging hardware platforms, operating systems, relational database management systems and networking communication protocols. The Company is currently pursuing a number of development initiatives which are intended to allow development and deployment of Forte applications using HTML, Java, components, and the mainframe.

COMPETITION

    The market for distributed software used in the development, deployment and management of distributed applications is intensely competitive and characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapidly changing customer requirements. Distributed applications that can be developed and deployed using the Company's Forte environment can also be implemented by integrating a combination of application development tools and more powerful server programming techniques such as stored procedures in relational databases and C or C++ programming, along with networking and database middleware to connect the various components. As such, the Company effectively experiences its primary competition from potential customers' decisions to pursue this type of approach as opposed to utilizing an application environment such as Forte. As a result, the Company must continuously educate existing and prospective customers, and third-party systems integrators on whom prospective customers are increasingly relying for expertise, on the advantages of the Company's products over the approach of integrating a combination of products. There can be no assurance that these customers, potential customers or systems integrators will perceive sufficient value in the Company's products to justify purchasing or recommending Forte products.

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

    Many of these competing vendors have or will have significantly greater financial, technical, marketing and other resources than the Company, and may be able to respond more quickly to new or emerging technologies. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. The Company expects to face additional competition as other established and emerging companies enter the distributed application development market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third-parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially and adversely affect the Company's ability to sell additional licenses and maintenance and support renewals on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of Forte licenses and related products and services, which could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

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

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

    The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has one issued United States patent that expires in 2012 and corresponding patent applications pending in Canada, Australia, Japan and several member countries within the European Patent Organization. There can be no assurance that the Company's patent will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. The Company has obtained registration of the FORTE trademark in two countries and has trademark registration applications pending in numerous additional countries. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. The Company has entered into source code escrow agreements with a limited number of its customers and resellers requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. In addition, Digital and Sirius each currently possesses copies of Forte source code for certain limited purposes, subject to the terms of separate written agreements each company has entered into with the Company. Digital has an option to purchase a non-exclusive, fully-paid license of the Forte source code. Digital's option becomes exercisable if the Company is acquired and the acquiror fails to agree to assume the Company's contractual obligations to Digital. The provision of source code may increase the likelihood of misappropriation by third-parties.

    The Company is not aware that it is infringing any proprietary rights of third-parties. There can be no assurance, however, that third parties will not claim infringement by the Company of their intellectual property rights. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition would be materially and adversely affected.

    The Company relies upon certain software that it licenses from third-parties, including software that is integrated with the Company's internally developed software and used in Forte to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms. The loss of, or inability to maintain, any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated which would materially and adversely affect the Company's business, operating results and financial condition.

EMPLOYEES

    As of March 31, 1998, the Company had a total of 445 employees, including 93 in product development, 53 in technical support, 251 in sales and marketing and related customer support services and 48 in administration. Of these employees, 325 were located in the United States, 102 were located in Europe, 11 were located in Australia and 7 were located in Canada. None of the Company's employees are represented by a collective bargaining agreement, and the Company has never experienced any work stoppage. The Company considers its relations with its employees to be good.

    The Company's success depends to a significant degree upon the continuing contributions of its key management, sales, marketing, customer support and product development personnel. The loss of key management or technical personnel could adversely affect the Company. The Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled managerial, sales, customer support and product development personnel. The Company has at times experienced and continues to experience difficulty in recruiting and retaining qualified personnel. Competition for qualified software development, sales and other personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. In addition, the Company intends to continue to expand its international direct sales force. There can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate and retain additional highly qualified sales personnel in the future. Competitors and others have in the past and may in the future attempt to recruit the Company's employees. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

EXECUTIVE OFFICERS

    The executive officers and directors of the company, and their ages as of May 31, 1998, are as follows:

NAME                                         AGE                                   POSITION
---------------------------------------      ---      -------------------------------------------------------------------
Martin J. Sprinzen.....................          49   President, Chief Executive Officer and Chairman of the Board of
                                                        Directors
Michael Hedger.........................          46   Executive Vice President, Worldwide Field Operations
Paul Butterworth.......................          47   Senior Vice President and Chief System Architect
Bob L. Corey...........................          46   Senior Vice President, Finance & Administration, Chief Financial
                                                        Officer and Secretary
David Taber............................          42   Senior Vice President, Marketing
James Wambach..........................          44   Senior Vice President, Sales-North America
Christos M. Cotsakos...................          49   Director
Thomas A. Jermoluk.....................          41   Director
William H. Younger, Jr.................          48   Director

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

    MICHAEL HEDGER has served as Executive Vice President, Worldwide Field Operations since April 1998. From September 1995 to March 1998 Mr. Hedger served as Senior Vice President, European Operations, and Managing Director-U.K. where he had served since September 1995. From September 1994 to May 1995, Mr. Hedger was employed by Oracle Corporation, a database software company, where his last position was Vice President, Marketing Operations for Europe, the Middle East and Africa. From May 1989 to July 1994, Mr. Hedger was employed by The ASK Group, Inc., a database tools and applications company, most recently as Managing Director of the UK subsidiary and Northern Europe. Mr. Hedger holds a degree in business studies from Sheffield Polytechnic and a post-graduate degree in marketing studies from Kingston Polytechnic.

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

    BOB L COREY, was appointed Senior Vice President of Finance and Administration and Chief Financial Officer in May 1998. Prior to joining Forte, Mr. Corey was Executive Vice President and Chief Financial Officer of SyQuest Technology Inc., a provider of removable storage solutions, from July 1997 to April 1998. Prior to that Mr. Corey was Vice President and Chief Financial Officer of Primavera Systems, a provider of project management software and services for PC's from April 1996 to July 1997. From March 1993 to March 1996, Mr. Corey was Executive Vice President and Chief Financial Officer of MTI Technology Inc., a provider of storage solutions. Earlier in his career, Mr. Corey was Vice President and Controller for Ashton Tate, a provider of software solutions for PC's. Mr. Corey holds a B.A. in business administration from California State University at Fullerton. Mr. Corey joined Arthur Andersen & Co. after completing college where he earned his certificate as a Certified Public Accountant.

    DAVID TABER has served as Senior Vice President of Marketing since September 1997. Prior to joining Forte, Mr. Taber was Vice President, Worldwide Marketing for ILOG, a provider of C++ business application components from May 1996 to September 1997. Previously from October 1994 to May 1996, Mr. Taber was Group Director of Strategic Marketing for Sybase Inc., a database software company, where he was responsible for Internet marketing, competitive marketing, corporate pricing, and industry analyst relations. From January 1988 to October 1994, Mr. Taber held several marketing positions with Sun Microsystems. Mr. Taber earned an M.B.A. from the University of California Berkeley and a B.A. degree from the University of California Santa Cruz.

    JAMES WAMBACH has served as Vice President of Sales--North America since December 1996. From January 1990 to December 1996, Mr. Wambach was employed by Sybase, Inc. Most recently he was Vice President and General Manager for the Alliance Solutions Division. Previously at Sybase, Mr. Wambach held the positions of Regional Sales Director and area Vice President. During his 20 year sales career, Mr. Wambach was Vice President of U.S. Sales and Support for Authorware, a vendor of multimedia business solutions, a Regional Sales Manager for Oracle Corporation; and held various sales and management positions with D&B Computing Services. Mr. Wambach holds a B.S. degree in business administration from Ohio State University.

    CHRISTOS M. COTSAKOS has been a director of the Company since October 1996. Mr. Cotsakos joined E*TRADE Group, Inc., a leading branded provider of online investing services, in March 1996 as President, Chief Executive Officer and director. Prior to his recruitment to E*TRADE, he served as President, Co-Chief Executive Officer, Chief Operating Officer and director of A. C. Nielsen, Inc. from March 1995 to January 1996; and held various senior executive positions at
A. C. Nielsen from March 1992 to March 1995. Mr. Cotsakos joined A. C. Nielsen after 19 years with the Federal Express Corporation from 1973 to 1992, where he held a number of senior executive positions both in the United States and Europe. Mr. Cotsakos serves as a director of National Processing, Inc., a provider of transaction processing services and customized processing software; Omega Research, a leading provider of real-time investment analysis software for the Windows operating system; and of various boards of privately-held technology companies. Mr. Cotsakos was named by FORBES ASAP as one of the "Thirty Who Matter" in the new technology elite in October 1996. COMMUNICATIONS WEEK named Mr. Cotsakos as one of the ten leaders receiving its 1997 Visionary Awards; INSTITUTIONAL INVESTOR named him as one of the financial online elite in September 1997; and TICKER MAGAZINE named Mr. Cotsakos as one of the Power Fifty in June 1998. A decorated Vietnam Veteran, Mr. Cotsakos received a BA (cum laude) from William Paterson College, an MBA (summa cum laude) from Pepperdine University (he is a life member of Pepperdine Association) and is currently in his fourth year of pursuing a PhD in the field of economics at the Management School, University of London.

    THOMAS A. JERMOLUK has been a director of the Company since February 1996. Mr. Jermoluk currently serves as President, Chief Executive Officer and as Chairman of the board of directors of @Home, Inc., a distributor of high-speed interactive services to residences and businesses using the cable industry's hybrid-fiber coaxial infrastructure and its own network architecture. From 1986 to 1996, Mr. Jermoluk was employed by Silicon Graphics, Inc., a manufacturer of high performance visual computing systems, as President and a member of its board of directors from 1994 to 1996, and as Chief Operating Officer from 1992 to 1996. Mr. Jermoluk's other positions at Silicon Graphics included Executive Vice President from 1991 to 1992 and Vice President/General Manager, Advanced Systems Division, from 1988 to 1991. Mr. Jermoluk holds a B.S. degree in computer science/electrical engineering and an M.S. degree in computer science from Virginia Tech.

    WILLIAM H. YOUNGER, JR., has been a director of the Company since February 1991. Mr. Younger has been a Managing Director of Sutter Hill Ventures, a venture capital firm, since 1981. Mr. Younger currently serves as a director of Celeritek, Inc, Information Advantage Inc. and Oasis Healthcare Holdings Corp. Mr. Younger holds a B.S.E.E. degree from the University of Michigan and an M.B.A. from Stanford University.

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

    LIMITED OPERATING HISTORY; HISTORY OF OPERATING LOSSES. The Company was founded in February 1991 and first shipped product in August 1994. After achieving profitability from December 1995 through March 31, 1997, the Company incurred net losses for each quarter in fiscal year 1998. At March 31, 1998, the Company had an accumulated deficit of $29.7 million. A substantial portion of the accumulated deficit is due to the deployment of significant resources to the Company's product development, sales and marketing organizations. The Company expects to continue to devote substantial resources in these areas and as a result will need to significantly increase revenues to return to profitability. There can be no assurance that any of the Company's business strategies will be successful or the Company will be profitable in any future quarter or period.

    POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; UNCERTAINTY OF FUTURE OPERATING RESULTS; SEASONALITY; EXPECTED LOSS IN QUARTER ENDING JUNE 30,
1998. The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, depending on factors such as the size and timing of significant orders and their fulfillment, demand for the Company's products, changes in pricing policies by the Company or its competitors, the number, timing and significance of product enhancements and new product announcements by the Company and its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis, the rate of adoption and use of the Company's products by third-party system integrators and value added resellers, changes in the level of operating expenses, changes in the Company's sales incentive plans, budgeting cycles of its customers, customer order deferrals due to intervening information technology projects of a higher priority such as, the Year 2000 Problem, or in anticipation of enhancements or new products offered by the Company or its competitors or other causes, the cancellation of licenses during the warranty period or nonrenewal of maintenance agreements, product life cycles, software bugs and other product quality problems, personnel changes, changes in the Company's strategy, the level of international expansion, seasonal trends and general domestic and international economic and political conditions, among others. A significant portion of the Company's revenues have been, and the Company believes will continue to be, derived from a limited number of orders placed by large organizations, and the timing of such orders and their fulfillment has caused and could continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. In addition, competition for sales personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate and retain highly qualified sales personnel in the future. The timing of the Company's hiring of new sales personnel and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results. Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because the market for distributed enterprise application development software is rapidly evolving, and the Company's sales cycle, from initial evaluation to purchase and the provision of support services, is lengthy and varies substantially from customer to customer. Product orders are typically shipped shortly after receipt, and consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. Due to all of the foregoing, revenues for any future quarter are not predictable with any significant degree of accuracy. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. The prior revenue growth experienced by the Company should not be considered indicative of future revenue growth, if any, or of future operating results. Failure by the Company, for any reason, to increase revenues would have a material adverse effect on the Company's business, operating results and financial condition.

    To achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, the Company has often recognized a substantial portion of its revenues in the last month, or even weeks or days, of a quarter. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenues and are therefore relatively fixed in the short term. If revenue levels fall below expectations, net income is likely to be disproportionately adversely affected because a proportionately smaller amount of the Company's expenses varies with its revenues. There can be no assurance that the Company will be able to return to profitability on a quarterly or annual basis in the future. Due to all the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

    The operating results of many software companies reflect seasonal trends, and the Company expects to be affected by such trends in the future. Due to the market slowdown and other factors discussed above in the "Results of Operations" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company expects to incur a net loss for the quarter ended June 30, 1998. The Company believes that it is likely that it will experience lower revenues in its quarters ending June 30 as a result of efforts by its direct sales organization to meet the March 31 fiscal year-end sales quotas. Since international operations constitute a significant percentage of the Company's total revenues, the Company anticipates that it may also experience relatively weaker demand in the quarters ending September 30 as a result of reduced sales activity in Europe during the summer months. Due to the foregoing reasons, the Company could incur losses in the quarter ended September 30, 1998.

    PRODUCT CONCENTRATION; IMPACT OF MARKET FACTORS. All of the Company's revenues have been attributable to sales of Forte and related products and services. The Company currently expects Forte and related products and services to account for all or substantially all of the Company's future revenues. As a result, factors adversely affecting the pricing of or demand for Forte and related products, such as competition or technological change, could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of Forte and related products. There can be no assurance that the Company will continue to be successful in marketing the Forte product, related products or other products. The Company's prior revenue growth should not be considered indicative of future revenue growth, as there can be no assurance that the market for Forte and related products, or the market for products used in the development, deployment and management of distributed applications, will continue to grow. Recently, industry analysts and competitors have noted that market demand in the enterprise application development sector appears to be slowing, and predicted that the prior success achieved by that sector may not continue in future periods, due to a variety of factors including but not limited to (1) a diversion of customer resources from enterprise application development to the Year 2000 Problem and other higher priority information technology projects, (2) a general shortage of qualified programmers and a shift of available programming resources from corporate users to systems integrators, (3) market confusion caused by the complex and rapidly changing mix of alternative technologies for enterprise application development, and (4) the increased availability and popularity of packaged software applications. Additionally, recent instability in the economies and financial markets in the Asia-Pacific region, which had previously been regarded as a potentially strong source of revenue growth for enterprise software vendors, has introduced additional uncertainty concerning the sector. If the market for Forte and related products or enterprise application development products used in the development, deployment and management of distributed applications fails to grow, or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially and adversely affected.

    DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant degree upon the continuing contributions of its key management, sales, marketing, software development and customer support personnel, and its ability to attract and retain such highly-skilled personnel. The loss of key personnel could materially and adversely affect the Company. Competition for qualified personnel is intense, particularly in the sales and software development areas, and there can be no assurance that the Company can retain its existing personnel or that it can attract, assimilate and retain additional highly qualified personnel in the future. The timing of the Company's hiring of new sales personnel and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results. The Company has at times experienced and continues to experience difficulty in recruiting and retaining qualified personnel. The Company experienced significant turnover in its North America sales organization during the first nine months of fiscal year 1998. Competitors and others have in the past and may in the future attempt to recruit the Company's employees. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

    RISKS ASSOCIATED WITH EXPANDING DISTRIBUTION. To date, the Company has sold its products through its direct and indirect sales force, systems integrators, distributors and value added resellers. The Company's customers and potential customers often rely on third-party system integrators and value added resellers to develop and deploy distributed applications. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting, training and retaining sufficient sales personnel and establishing and maintaining relationships with distributors, resellers and systems integrators. Although the Company is currently investing, and plans to continue to invest significant resources to maintain and selectively expand its sales force and to develop relationships with third-party distributors, resellers and systems integrators, the Company has at times experienced and continues to experience difficulty in recruiting and retaining qualified sales personnel and in establishing necessary third-party relationships. There can be no assurance that the Company will be able to successfully hire, train and retain needed sales personnel or develop and maintain sufficient third-party relationships, or that such efforts will result in an increase in revenues. Any failure by the Company to maintain a sufficiently large and trained sales force and continue to establish other distribution channels would materially and adversely affect the Company's business, operating results and financial condition.

    COMPETITION. The market for distributed software used in the development, deployment and management of distributed applications is intensely competitive and characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapidly changing customer requirements. Distributed applications that can be developed and deployed using the Company's Forte environment can also be implemented by integrating a combination of application development tools and more powerful server programming techniques such as stored procedures in relational databases and C or C++ programming, along with networking and database middleware to connect the various components. As such, the Company effectively experiences its primary competition from potential customers' decisions to pursue this type of approach as opposed to utilizing an application environment such as Forte. As a result, the Company must continuously educate existing and prospective customers, and third-party systems integrators on whom prospective customers are increasingly relying for expertise, on the advantages of the Company's products over the approach of integrating a combination of products. There can be no assurance that these customers, potential customers or systems integrators will perceive sufficient value in the Company's products to justify purchasing or recommending them.

    The Company has also experienced and expects to continue to experience increased competition from a number of vendors that market software products specifically targeted for building distributed applications. Actual and potential competitors include: providers of application development software, such as

Compuware/Uniface, Dynasty Technologies, Inc., International Business Machines Corporation, Microsoft Corporation, NAT Systems, Inc., Oracle Corporation, Seer Technologies, Inc., Sterling Software, Inc., and the Powersoft unit of Sybase, Inc.; web-based development tools targeting production enterprise Internet applications; middleware companies advocating a middleware-centric approach to building enterprise applications; developers of packaged applications and application components, templates and frameworks; and integration software vendors.

    Many of these competing vendors have or will have significantly greater financial, technical, marketing and other resources than the Company, and may be able to respond more quickly to new or emerging technologies. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. The Company expects to face additional competition as other established and emerging companies enter the distributed application development market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially and adversely affect the Company's ability to sell additional licenses and maintenance and support renewals on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of Forte licenses and related products and services, which could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

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

    NEW ACCOUNTING STANDARDS. Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-4, was issued in October 1997 and addresses software revenue recognition matters. The SOP supersedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997. The Company is required to adopt this SOP in its first quarter of fiscal year 1999 and restatement of prior financial statements is prohibited. Based upon its reading and interpretation of SOP 97-2, the Company believes its current revenue recognition policies and practices are materially consistent with the SOP. However, implementation guidelines for this standard have not yet been issued and a wide range of potential interpretations are being discussed by the accounting profession. Once available, such implementation guidance could lead to unanticipated changes in the Company's current revenue accounting practices, and such changes could materially and adversely affect the Company's future revenues and operating results.

    Such implementation guidance may necessitate substantial changes in the Company's business practices in order for the Company to continue to recognize a substantial portion of its license fee revenue upon delivery of its software products. Such changes may reduce demand, extend sales cycles, increase administrative costs and otherwise adversely affect operations. In addition, the Company may be put at a competitive disadvantage relative to foreign based competitors not subject to U.S. generally accepted accounting principles.

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

    RISKS ASSOCIATED WITH THE YEAR 2000. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such Year 2000 requirements. There are several aspects to the Year 2000 issue, as follows:

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

    c. INTERNAL SYSTEMS. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, there can be no assurance that the Company will not experience serious unanticipated negative consequences and /or material costs caused by undetected errors or defects in the technology used in its internal systems, which include third-party software and hardware technology.

    RISK ASSOCIATED WITH NEW VERSIONS AND NEW PRODUCTS; RAPID TECHNOLOGICAL CHANGE. The software market in which the Company competes is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. For example, the Company's customers have adopted a wide variety of hardware, software, database, networking and Internet-based platforms, and as a result, to gain broad market acceptance, the Company has had to support Forte on many of such platforms. The Company's customers use the Company's proprietary development language to develop applications using the Company's products, and customers may desire to utilize other widely-used programming languages to develop Internet-based and other distributed applications. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by supporting existing and emerging hardware, software, programming language, database, networking and Internet-based platforms and by developing and introducing enhancements to Forte, related products and new products on a timely basis that keep pace with such technological developments and emerging industry standards and changing customer requirements. There can be no assurance that the Company will be successful in developing and marketing enhancements to Forte and related products that respond to technological change, evolving industry standards or changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of such enhancements or that such enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. The Company has in the past experienced delays in the release dates of enhancements to Forte. If release dates of any future Forte enhancements or new products are delayed or if when released they fail to achieve market acceptance, the Company's business, operating results and financial condition would be materially and adversely affected. In addition, the introduction or announcement of new product offerings or enhancements by the Company or the Company's competitors may cause customers to defer or forgo purchases of current versions of Forte and related products, which could have a material adverse effect on the Company's business, operating results and financial condition.

    LIMITED DEPLOYMENT; DEPENDENCE ON SYSTEM INTEGRATORS AND VALUE ADDED RESELLERS. The Company first shipped Forte in August 1994. To date, only a limited number of the Company's customers have completed the development and deployment of distributed applications using Forte and related products. If any of the Company's customers are not able to successfully develop and deploy distributed applications with Forte and related products, the Company's reputation could be damaged, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company expects that a significant percentage of its future revenues will be derived from sales to existing customers. If existing customers have difficulty deploying applications built with Forte and related products or for any other reason are not satisfied with Forte products, the Company's business, operating results and financial condition would be materially and adversely affected. The Company's customers and potential customers often rely on third-party system integrators and value added resellers to develop and deploy distributed applications. If the Company is unable to adequately train a sufficient number of system integrators and value added resellers or if, for any reason, a large number of such integrators and value added resellers adopt a product or technology other than Forte, the Company's business, operating results and financial condition would be materially and adversely affected.

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

    RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Revenues from foreign subsidiaries and export sales accounted for 45 percent, 36 percent and 26 percent of the Company's total revenues in fiscal years 1998, 1997 and 1996 respectively. The Company currently has international sales offices located in Australia, Belgium, Canada, France, Germany, Holland, Switzerland, and the United Kingdom which have generated substantially all direct international revenues recognized by the Company to date. The Company believes that in order to increase sales opportunities and regain profitability, it will be required to continue to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Forte and related products. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially and adversely affected.

    International operations are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, costs of localizing products for foreign markets, longer accounts receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences, and political and economic instability. There can be no assurance that the Company or its distributors or resellers will be able to sustain or increase international revenues from licenses or from maintenance and service, or that the foregoing factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, operating results and financial condition. The Company's direct international revenues are generally denominated in local currencies. The Company does not currently engage in hedging activities. Revenues generated by the Company's distributors and resellers are generally paid to the Company in United States dollars. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on revenues from international sales and thus the Company's business, operating results and financial condition.

    PROPRIETARY RIGHTS, RISKS OF INFRINGEMENT AND SOURCE CODE RELEASE. The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has one issued United States patent that expires in 2012 and corresponding patent applications pending in Canada, Australia, Japan and several member countries within the European

Patent Organization. There can be no assurance that the Company's patent will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. The Company has obtained registration of the FORTE trademark in two countries and has trademark registration applications pending in numerous additional countries. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. The Company has entered into source code escrow agreements with a limited number of its customers and resellers requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. In addition, Digital Equipment Corporation ("Digital") and Mitsubishi Corporation ("Mitsubishi") each currently possesses copies of Forte source code for certain limited purposes, subject to the terms of separate written agreements each company has entered into with the Company. Digital has an option to purchase a non-exclusive, fully-paid license of the Forte source code. Digital's option becomes exercisable if the Company is acquired and the acquiror fails to agree to assume the Company's contractual obligations to Digital. The provision of source code may increase the likelihood of misappropriation by third parties.

    The Company is not aware that it is infringing any proprietary rights of third-parties. There can be no assurance, however, that third-parties will not claim infringement by the Company of their intellectual property rights. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition would be materially and adversely affected.

    The Company relies upon certain software that it licenses from third-parties, including software that is integrated with the Company's internally developed software and used in Forte to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms. The loss of, or inability to maintain, any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated which would materially and adversely affect the Company's business, operating results and financial condition.

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

    EFFECT OF CERTAIN CHARTER PROVISIONS; ANTI-TAKEOVER EFFECTS OF RIGHTS PLAN, CERTIFICATE OF INCORPORATION, DELAWARE LAW AND CERTAIN AGREEMENTS. The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting and conversion rights of such shares, without any further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third-party to acquire a majority of the outstanding voting stock of the Company. The Company has no current plans to issue shares of Preferred stock. Further, the Company has adopted a stockholder rights plan that, in conjunction with certain provisions of the Company's Certificate of Incorporation and of Delaware law, could delay or make more difficult a merger, tender offer, or proxy contest involving the Company.

ITEM 2. PROPERTIES

    The Company's principal administrative, sales, marketing, and product development facility occupies approximately 68,800 square feet in Oakland, California pursuant to a lease and sublease which expires June 2000. The Company previously subleased an additional 60,800 square feet in Oakland which the Company does not plan to occupy and has subleased to a third-party through June 2000. The Company also leases sales and support offices in Phoenix, AZ, Los Angeles, CA, San Diego, CA, Englewood, CO, Shelton, CT, Atlanta, GA, Rosemont, IL, Wakefield, MA, Rockville, MD, Southfield, MI, Minneapolis, MN, Iselin, NJ, New York, NY, W. Conshohocken, PA, Dallas, TX, Houston, TX and Bellevue, WA. The Company also maintains international offices in Australia, Belgium, Canada, France, Germany, Holland, Switzerland, and the United Kingdom. The Company believes that its existing facilities are adequate for its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not aware of any pending or threatened litigation that could have a material adverse effect upon the Company's business, operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The Company's Common Stock is traded over-the-counter on the Nasdaq National Market under the symbol "FRTE." The Company commenced its initial public offering of Common Stock on March 11, 1996 at a price of $21 per share. The following table sets forth the high and low closing sale prices for last two years as reported on the Nasdaq National Market. Such prices represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and my not represent actual transactions.

                                                                               HIGH        LOW
                                                                             ---------  ---------
First Quarter of fiscal year 1997..........................................  $   81.75  $   37.75
Second Quarter of fiscal year 1997.........................................  $   56.00  $   27.25
Third Quarter of fiscal year 1997..........................................  $   45.25  $   31.50
Fourth Quarter of fiscal year 1997.........................................  $   38.13  $   21.88
First Quarter of fiscal year 1998..........................................  $   23.38  $    8.25
Second Quarter of fiscal year 1998.........................................  $   16.00  $   10.69
Third Quarter of fiscal year 1998..........................................  $   14.63  $    7.13
Fourth Quarter of fiscal year 1998.........................................  $    7.50  $    5.03

    At May 31, 1998, there were 433 stockholders of record, representing approximately 9000 shareholder accounts, of the Company's common stock, as shown in the records of the Company's transfer agent. The Company has not paid any cash dividends on its capital stock since its inception, and does not expect to pay cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. The consolidated statement of operations data for each of the three years in the period ended March 31, 1998 and the consolidated balance sheet data at March 31, 1998 and 1997 are derived from the audited consolidated financial statements included elsewhere in Item 8. The consolidated statement of operations data for each of the two years in the period ended March 31, 1995 and the consolidated balance sheet data at March 31, 1994,

1995 and 1996 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

                                                                            YEARS ENDED MARCH 31,
                                                            ------------------------------------------------------
                                                               1998       1997       1996       1995       1994
                                                            ----------  ---------  ---------  ---------  ---------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of Operations Data:
Revenues:
  License.................................................  $   39,825  $  43,595  $  21,357  $   7,974  $      --
  Maintenance and service.................................      31,503     19,456      8,688      2,033         39
                                                            ----------  ---------  ---------  ---------  ---------
    Total revenues........................................      71,328     63,051     30,045     10,007         39
Cost of revenues:
  License.................................................         892        665        456        142         --
  Maintenance and service.................................      18,844     11,796      5,452      2,000         36
                                                            ----------  ---------  ---------  ---------  ---------
    Total cost of revenues................................      19,736     12,461      5,908      2,142         36
                                                            ----------  ---------  ---------  ---------  ---------
Gross profit..............................................      51,592     50,590     24,137      7,865          3
                                                            ----------  ---------  ---------  ---------  ---------
Operating expenses:
  Sales and marketing.....................................      44,862     28,560     15,060      7,869      2,594
  Product development and engineering.....................      14,983     10,611      8,069      5,515      4,679
  General and administrative..............................       7,585      5,119      3,168      1,874        887
                                                            ----------  ---------  ---------  ---------  ---------
    Total operating expenses..............................      67,430     44,290     26,297     15,258      8,160
                                                            ----------  ---------  ---------  ---------  ---------
Income (loss) from operations.............................     (15,838)     6,300     (2,160)    (7,393)    (8,157)
Other income, net.........................................       2,006      1,988        286        147         97
                                                            ----------  ---------  ---------  ---------  ---------
Operating income (loss)...................................     (13,832)     8,288     (1,874)    (7,246)    (8,060)
Provision for income taxes................................         345      1,039        114        104         --
                                                            ----------  ---------  ---------  ---------  ---------
Net income (loss).........................................  $  (14,177) $   7,249  $  (1,988) $  (7,350) $  (8,060)
                                                            ----------  ---------  ---------  ---------  ---------
Pro forma net income (loss) per share Basic...............  $    (0.73) $    0.39  $   (0.12) $   (0.50)
                                                            ----------  ---------  ---------  ---------
Pro forma net income (loss) per share Diluted.............  $    (0.73) $    0.34  $   (0.12) $   (0.50)
                                                            ----------  ---------  ---------  ---------
Shares used in pro forma income (loss) Per share:
      Basic...............................................      19,334     18,458     16,904     14,562
                                                            ----------  ---------  ---------  ---------
      Diluted.............................................      19,334     21,110     16,904     14,562
                                                            ----------  ---------  ---------  ---------

                                                                                    MARCH 31,
                                                              -----------------------------------------------------
                                                                1998       1997       1996       1995       1994
                                                              ---------  ---------  ---------  ---------  ---------
                                                                                 (IN THOUSANDS)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term
  Investments...............................................  $  34,160  $  48,257  $  41,317  $  12,775  $   5,937
Working capital.............................................     30,032     43,655     39,714     10,070      3,044
Total assets................................................     63,738     73,749     57,291     18,142      7,131
Capital lease obligations, due after one year...............        123        849      1,714        834        583
Total stockholders' equity..................................     37,310     48,674     40,044      7,449      1,821

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

OVERVIEW

    The Company was founded in February 1991 to design, develop and market a distributed client/server application development, deployment and management environment. [To date, all of the Company's revenues have been derived from licenses of the Company's primary product, Forte and related products as well as maintenance, training and consulting revenues.] The Company began shipping Release 1.0 of Forte in August 1994, Release 2.0 in November 1995 and release
3.0 in August 1997. The Company has developed and currently ships three related products for use with Forte, (1) Forte Conductor, a production workflow environment for automating mission-critical business processes; (2) Forte WebEnterprise, which enables the creation, manipulation and reuse of Internet components with Forte applications; and (3) Forte Express, a visual application generator. The Company currently expects that revenues from Forte and related products and services will continue to account for substantially all of the Company's revenues for fiscal year 1999. As a result, factors adversely affecting the pricing of or demand for Forte and related products and services could have a material adverse effect on the Company's business, operating results and financial condition.

    After achieving profitability from December 1995 through March 31, 1997, the Company incurred net losses for each quarter in fiscal year 1998. At March 31, 1998 the Company had an accumulated deficit of $29.7 million. A substantial portion of the accumulated deficit is due to the significant commitment of resources to the Company's product development, sales and marketing organizations. The Company expects to continue to devote substantial resources in these areas and as a result will need to significantly increase revenues to return to profitability. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be profitable in any future quarter or period.

    The Company's total headcount was 445, 351 and 221 at March 31, 1998, 1997 and 1996, respectively. The growth in headcount is attributable to the Company's expansion of its direct sales organization, particularly in international locations, and product development organization. The Company anticipates that headcount levels in fiscal year 1999 will grow at a much slower rate than in prior fiscal years.

    Forte licenses its software through its direct sales force, distributors, system integrators, and value added resellers. Revenues from distributors, integrators and resellers accounted for approximately 35 percent, 20 percent and 18 percent of the Company's total revenues for fiscal years ended 1998, 1997 and 1996, respectively. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting and training sufficient direct sales personnel and establishing additional relationships with distributors, resellers and system integrators.

RESULTS OF OPERATIONS

    REVENUES. The Company's total revenues consist of license fees for its Forte Application Environment and related products as well as associated maintenance and service revenues. The Company licenses software under non-cancelable license agreements and provides services including maintenance, training and consulting. License revenues are recognized when a non-cancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable and collectibility is reasonably assured. License revenue from distributors is generally recognized as sales to end users are reported, the product is shipped and collectibility is assured. Royalties from Value-Added Resellers are generally recognized as license revenue when a non-cancelable reseller agreement is signed, the product is shipped and cash is received. Fees for services are charged separately from the license of the Company's software products. Maintenance revenues consist of fees for ongoing support and product updates and are recognized ratably over the term of the contract, which is typically twelve months. Revenues from training are recognized upon completion of the related training class. Consulting revenues are recognized as the services are performed. Allowances for credit risks and for estimated future returns are provided for upon product shipment. Returns to date have not been material. Actual credit losses and returns may differ from the Company's estimates and such differences could be material to the consolidated financial statements.

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

    The following table indicates revenue by major type and region for the three fiscal years ended:

                                                                                         MARCH 31,
                                                                          ----------------------------------------
                                                                              1998          1997          1996
                                                                          ------------  ------------  ------------
License revenues
    United States.......................................................    20,532,000    27,625,000    15,473,000
    International.......................................................    19,293,000    15,970,000     5,884,000
                                                                          ------------  ------------  ------------
    Total...............................................................    39,825,000    43,595,000    21,357,000
Maintenance and Services
    United States.......................................................    18,382,000    12,547,000     6,895,000
    International.......................................................    13,121,000     6,909,000     1,793,000
                                                                          ------------  ------------  ------------
    Total...............................................................    31,503,000    19,456,000     8,688,000
Total Revenues
    United States.......................................................    38,914,000    40,172,000    22,368,000
    International.......................................................    32,414,000    22,879,000     7,677,000
                                                                          ------------  ------------  ------------
    Total...............................................................    71,328,000    63,051,000    30,045,000
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    The Company's fiscal year 1998 total revenues increased by 13 percent to $71.3 million from $63.1 million in fiscal year 1997. Fiscal year 1998 United States total revenues decreased by 3 percent to $39.8 million from $40.2 million in fiscal year 1997. Fiscal year 1998 international revenues increased by 42 percent to $32.4 million from $22.9 million in fiscal year 1997. The fiscal year 1998 decrease in the United States revenue was primarily due to a decrease in license revenue partially offset by an increase in maintenance and services revenue. Additionally, fiscal year 1997 United States revenue included an unusually large follow-on sale to an existing customer of $5.5 million. The fiscal year 1998 total international revenue increase was due to increases in license, maintenance and services revenues as the Company continued to expand its International sales organizations.

    The Company's fiscal year 1997 revenues increased by 110 percent to $63.1 million from $30.0 million in fiscal year 1996. Fiscal year 1997 United States revenues increased by 80 percent to $40.2 million from $22.4 million in fiscal year 1996. Fiscal year 1997 international revenues increased by 198 percent to $22.9 million from $7.7 million in fiscal year 1996. These increases reflect increased market awareness and acceptance of Forte software and related products and the expansion of the United States and international direct and indirect sales organizations.

    The Company's fiscal year 1998 total license revenue decreased by 9 percent to $38.9 million from $43.6 million in fiscal year 1997. Fiscal year 1998 United States license revenue decreased by 26 percent to $20.5 million from $27.6 million in fiscal year 1997; included in fiscal year 1997 license revenue was an unusually large follow-on sale to an existing customer of $5.2 million. Fiscal year 1998 international license revenue increased by 21 percent to $19.3 million from $16.0 million in fiscal year 1997. The Company believes that the fiscal year 1998 United States license revenue decrease is primarily due to a slowdown in the overall market for enterprise application development software, and the extended sales productivity ramp up needed for the Company's new sales representatives. The Company believes the market slowdown results from several factors, including but not limited to (1) a diversion of customer resources from enterprise application development to the Year 2000 Problem, (2) a general shortage of qualified programmers and a shift of available programming resources from corporate users to systems integrators, (3) market confusion caused by the complex and rapidly changing mix of alternative technologies for enterprise application development, and (4) the increased availability and popularity of packaged software applications. The Company believes market factors have resulted in progressively longer and more complex sales cycles for the Company's products. The Company also experienced significant turnover in its United States sales organization during fiscal year 1998, while the overall sales organization headcount grew substantially during fiscal year 1997. In the United States, the Company experienced lower productivity per sales representative during fiscal year 1998 as compared to fiscal year 1997. The Company believes that this reduction in productivity resulted from market factors and lengthening sales cycles as discussed above, and the overall reduction in Forte-related experience of the Company's United States sales organization. International license revenue increased as the Company expanded its international sales organization into additional markets and developed strong relationships with Strategic Partners.

    The Company believes that companies in its target market have significantly shifted from building internal enterprise applications to using system integrators to develop and deploy their enterprise applications. Also see "Dependence on Key Personnel, Product Concentration," "Dependence on Emerging Market" and "Risks Associated with the Year 2000 Problem," in the section entitled "Business Risks."

    The Company's fiscal year 1997 total license revenue increased by 104 percent to $43.6 million from $21.4 million in fiscal year 1996. Fiscal year 1997 United States license revenue increased by 79 percent to $27.6 million from $15.5 million in fiscal year 1996. Fiscal year 1997 international revenue increased by 171 percent to $16.0 million from $5.9 million in fiscal year 1996. These increases are primarily a result of an increase in the number of licenses sold reflecting increased market awareness and acceptance of Forte and related products and significant expansion of the Company's direct sales organization both in the United States and abroad and increased sales from international distributors.

    The Company's fiscal year 1998 Maintenance and Services revenue increased by 62 percent to $31.5 million from $19.5 million in fiscal year 1997. The Company's fiscal year1997 maintenance and service revenues increased by 124 percent from $8.7 million in fiscal year 1996. Fiscal year 1998 United States maintenance and service revenue increased by 47 percent to $18.4 million from $12.5 million in fiscal year 1997. United States fiscal year 1997 maintenance and services revenue increased by 82 percent from $6.9 million in fiscal year 1996. Fiscal year 1998 international maintenance and services revenue increased by 90 percent to $13.1 million from $6.9 million in fiscal year 1997. International fiscal year 1997 maintenance and services revenues increased by 285 percent from $1.8 million in fiscal year 1996. These increases in total maintenance and service revenues were primarily a result of the growing installed base in the Company's software products and the associated increase in demand for maintenance, training and consulting services. Services revenues as a percentage of total revenues may vary between periods due to changes in demand for the Company's services and changes in the rate of growth of license revenue.

    International revenues include all revenues other than from the United States. International revenues includes sales from the Company's direct sales organizations in Europe and Australia and export sales through distributors and resellers in Europe, Asia and other areas of the world, as well as international sales made by the domestic direct sales organization (primarily in Canada). International sales accounted for 45 percent, 36 percent and 26 percent of total revenues in fiscal years 1998, 1997 and 1996, respectively. Direct sales through the Company's European and Australian subsidiaries totaled $20.9 million, $13.0 million, and $2.4 million for the years ended March 31, 1998, 1997 and 1996 respectively. The table below sets forth the Company's export sales data from the U.S. for the years ended March 31, 1998, 1997 and 1996. See Note 1 of Notes to Consolidated Financial Statements.

                                                              YEARS ENDED MARCH 31
                                                   ------------------------------------------
                                                       1998           1997           1996
                                                   -------------  -------------  ------------
Total Export Revenues............................  $  11,417,000  $   9,911,000  $  5,312,000
Total Direct Revenues............................  $  20,997,000  $  12,968,000  $  2,365,000
                                                   -------------  -------------  ------------
Total International..............................  $  32,414,000  $  22,879,000  $  7,677,000
                                                   -------------  -------------  ------------
                                                   -------------  -------------  ------------

    The increase in international revenues reflects growing direct sales presence in Europe through the Company's foreign direct sale organization, partially offset by lower revenues in Asia and Latin America. The economic crises in Asia has not had a material impact on the Company's revenues. Revenues from Asian markets have been less then five percent of total revenues for each of the three years presented. The Company expects that international license and related maintenance and services revenues will continue to account for a significant portion of its total revenues in the future. The Company believes that in order to increase sales opportunities and market share, it will be required to continue expanding its international sales organizations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Forte and related products. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially and adversely affected.

COST OF REVENUES

    COST OF LICENSE. Cost of license revenues consists primarily of royalties paid to third-party vendors, product packaging, documentation and production and shipping costs. Cost of license revenues was $892,000, $665,000, and $456,000 in fiscal years 1998, 1997 and 1996, respectively, each representing approximately 2 percent of license revenues for the respective periods. Cost of license revenues may vary as a percentage of license revenue due to changes in the Company's royalty obligations to third-party technology providers and the number of new products and product releases in a given period.

    COST OF MAINTENANCE AND SERVICE. Cost of maintenance and service revenues consists primarily of personnel-related and facilities costs incurred in providing customer support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of maintenance and service revenues was $18.8 million, $11.8 million and $5.5 million in fiscal years 1998, 1997 and 1996, respectively, representing 60 percent, 61 percent, and 63 percent of maintenance and service revenues in the respective periods. The decrease in cost of maintenance and service revenues for fiscal years 1998 and 1997 as a percentage of maintenance and service revenues was primarily due to improved economies of scale of the technical support center and increased productivity from training, support and consulting personnel. The Company does not expect its cost of maintenance and service revenues to continue to decrease materially as a percentage of maintenance and service revenues. The cost of services as a percentage of services revenues may vary between periods due to the mix of services provided by the Company and the extent to which external contractors are used to provide those services.

OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses and travel, entertainment and promotional expenses. Sales and marketing expenses increased to $44.9 million in fiscal year 1998 from $28.6 million in fiscal year 1997 and $15.1 million in fiscal year 1996. These increases reflect the hiring of additional sales and marketing personnel, and their related costs, as well as increased costs associated with expanded promotional activities. Sales and marketing expenses represented 63 percent, 45 percent and 50 percent of total revenues in fiscal years 1998, 1997 and 1996, respectively. The decrease in sales and marketing expenses as a percentage of total revenues for fiscal year 1997 compared to fiscal year 1996 was primarily due to revenue growth. The fiscal year 1998 increase in sales and marketing expenses as a percentage of total revenues was primarily due to heavy investment in marketing, pipeline development, sales organization headcount and training coupled with slower revenue growth in the United States during fiscal year 1998 compared to fiscal year 1997. The Company will continue to monitor the level of sales and marketing expenses and expects that in fiscal year 1999 the sales and marketing expenses will not change significantly as a percent of total revenues from fiscal year 1998.

    PRODUCT DEVELOPMENT. The Company believes that a significant level of investment for product development is required to remain competitive in today's business environment. Product development expenses increased to $15.0 million in fiscal year 1998 from $10.6 million in fiscal year 1997 and $8.1 million in fiscal year 1996. These increases were primarily attributable to hiring of additional product development personnel. Product development expenses represented 21 percent, 17 percent and 27 percent of total revenues in fiscal years 1998, 1997 and 1996, respectively. The fiscal year 1997 decrease in research and development expenses as a percentage of total revenue was primarily due to revenue growth. The fiscal year 1998 increase in product development expenses as a percentage of total revenues was primarily due to the Company's continued investment on significant Internet, Java and mainframe development activities, the increase in the number of product development personnel, and the outsourcing of certain development work, coupled with slower revenue growth compared to fiscal year 1997. The Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will increase in dollar amount in the future. All costs incurred in the research and development of software products and enhancements to existing software products have been expensed as incurred; accordingly, cost of license revenues includes no amortization of capitalized software development costs.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $7.6 million in fiscal year 1998 from $5.1 million in fiscal year 1997 and from $3.2 million in fiscal year 1996. The increase was primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. General and administrative expenses represented 11 percent, 8 percent and 11 percent of total revenues in fiscal years 1998, 1997 and 1996, respectively. The fiscal year 1997 decrease in general and administrative expenses as a percentage of total revenue was primarily due to revenue growth and improved economies of scale. The fiscal year 1998 increase in general and administration expenses as a percentage of total revenues was primarily due to slower revenue growth compared to fiscal year 1997, coupled with expansion of the Company's administrative infrastructure. The Company believes that its general and administrative expenses will increase in dollar amount in the future as a result of the additions to the Company's administrative staff to support its anticipated growth in operations.

    OTHER INCOME, NET. Other income, net, represents interest earned by the Company on its cash and cash equivalents and short-term investments offset by interest expense on capitalized leases. See Note 6 of Notes to Consolidated Financial Statements.

    PROVISION FOR INCOME TAXES. There was no provision for federal or state income taxes for fiscal year 1998 as the Company incurred net operating losses, and there can be no assurance that the Company will realize the benefit of the net operating loss carryforwards. The Company recorded foreign income tax withholdings on certain license fees paid to the Company by foreign licensees.

    At March 31, 1998, the Company had a net operating loss carryforward for federal income tax purposes of approximately $30,000,000 which expire in tax years 2006 through 2013, a federal research and development tax credit carryforward of approximately $1,700,000 which expires in tax years 2005 through 2012 and a foreign tax credit carryforward of approximately $1,300,000 which expires in tax years 1999 through 2002.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations and investments in furniture and equipment through an initial public offering of common stock on March 11, 1996 with net proceeds of $34.3 million, the private sale of equity securities totaling approximately $28.3 million, furniture and equipment leases of approximately $4.1 million and cash advances from development partners. Since inception, the Company has received $7.3 million from development partners and as of March 31, 1998, the Company had repaid, through a variety of royalty and other arrangements, an aggregate of $6.2 million of such advances. Net cash used in operating activities was $10.9 million in fiscal year 1998, net cash generated by operating activities was $11.5 million in fiscal year 1997, and net cash used in operating activities was $3.4 million in fiscal year 1996. For fiscal years 1996 and 1998, net cash used in operating activities resulted primarily from net losses and increases in accounts receivable associated with increases in revenues, partially offset by increases in deferred revenues, accrued compensation and related expenses. Net cash generated in fiscal year 1997 resulted primarily from net income, depreciation and amortization adjustments, increases in short term liabilities, somewhat offset by an increase in accounts receivable. At March 31, 1998, Company's accounts receivable days sales outstanding ("DSO") increased by 4% to 85 days from 82 days at March 31, 1997. This increase resulted primarily from the timing of payments received. The Company's DSO could vary significantly on a quarterly or yearly basis.

    In fiscal years 1998, 1997 and 1996, the Company's investing activities consisted primarily of purchases of furniture and equipment and short-term investments. Capital expenditures, including those under capital leases, totaled $5.0 million for both fiscal years 1998 and 1997 and $3.4 million in fiscal year 1996 respectively, to acquire furniture and equipment and computer hardware for the Company's growing employee base. At March 31, 1998 the Company did not have any material commitments for capital expenditures.

    At March 31, 1998, the Company had $34.2 million in cash and cash equivalents and short term investments and $30 million in working capital. The Company believes that its existing cash, cash equivalents and short-term investments will be adequate to meet its cash needs for at least the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive.

QUARTERLY RESULTS

    The following tables set forth certain unaudited consolidated statement of operations data for the eight most recent quarters, as well as such data expressed as a percentage of the Company's total revenues for the periods indicated. This data has been derived from unaudited condensed consolidated financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. Such statement of operations data should be read in conjunction with the Company's audited consolidated financial statements and notes thereto. See the section entitled "Business Risks" in Item 1 for risk factors. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                          QUARTER ENDED
                              ------------------------------------------------------------------------------------------------------
                               MARCH 31,    DEC. 31,     SEPT. 30,    JUNE 30,     MARCH 31,    DEC. 31,     SEPT. 30,    JUNE 30,
                                 1998         1997         1997         1997         1997         1996         1996         1996
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                                               (IN THOUSANDS EXCEPT PER SHARE DATA)
Consolidated Statement of
  Operations Data:
Revenues:
  License...................   $  12,366    $   9,575    $   9,919    $   7,965    $  13,534    $  12,205    $   9,833    $   8,023
  Maintenance and service...       9,455        7,770        7,569        6,709        6,050        5,368        4,381        3,657
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
    Total revenues..........      21,821       17,345       17,488       14,674       19,584       17,573       14,214       11,680
Cost of revenues:
  License...................         432          220          171           69          171          228          128          138
  Maintenance and service...       5,332        4,874        4,509        4,129        3,665        3,211        2,542        2,378
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
    Total cost of
      revenues..............       5,764        5,094        4,680        4,198        3,836        3,439        2,670        2,516
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Gross profit................      16,057       12,251       12,808       10,476       15,748       14,134       11,544        9,164
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Operating expenses:
  Sales and marketing.......      12,488       12,365       10,752        9,257        8,497        7,697        6,601        5,765
  Product development and
    engineering.............       4,196        4,074        3,667        3,046        2,978        2,784        2,565        2,284
  General and
    administrative..........       2,198        1,933        1,907        1,547        1,342        1,250        1,248        1,279
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
    Total operating
      expenses..............      18,882       18,372       16,326       13,850       12,817       11,731       10,414        9,328
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Income (loss) from
  operations................      (2,825)      (6,121)      (3,518)      (3,374)       2,931        2,403        1,130         (164)
Other income, net...........         476          462          515          553          491          488          520          489
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Income (loss) before income
  taxes.....................      (2,349)      (5,659)      (3,003)      (2,821)       3,422        2,891        1,650          325
Provision for income
  taxes.....................         310          630          (20)        (575)         460          342          205           32
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Net income (loss)...........   $  (2,659)   $  (6,289)   $  (2,983)   $  (2,246)   $   2,962    $   2,549    $   1,445    $     293
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Net income (loss) per
  share--basic..............   $   (0.14)   $   (0.32)   $   (0.15)   $   (0.12)   $    0.16    $    0.14    $    0.08    $    0.02
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Net income (loss) per
  share--diluted............   $   (0.14)   $   (0.32)   $   (0.15)   $   (0.12)   $    0.14    $    0.12    $    0.07    $    0.01
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Shares used in per share
  calculation
  Basic.....................      19,512       19,424       19,296       19,105       18,719       18,452       18,339       18,322
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
  Diluted...................      19,512       19,424       19,296       19,105       21,068       21,156       21,078       21,136
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

                                                                AS A PERCENTAGE OF TOTAL REVENUES
Revenues:
  License...................        56.7%        55.2%        56.7%        54.3%        69.1%        69.5%        69.2%        68.7%
  Maintenance and service...        43.3         44.8         43.3         45.7         30.9         30.5         30.8         31.3
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
    Total revenues..........       100.0        100.0        100.0        100.0        100.0        100.0        100.0        100.0
Cost of revenues:
  License...................         2.0          1.3          1.0          0.5          0.9          1.3          0.9          1.2
  Maintenance and service...        24.4         28.1         25.8         28.1         18.7         18.3         17.9         20.4
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
    Total cost of
      revenues..............        26.4         29.4         26.8         28.6         19.6         19.6         18.8         21.5
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Gross profit................        73.6         70.6         73.2         71.4         80.4         80.4         81.2         78.5
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Operating expenses:
  Sales and marketing.......        57.2         71.3         61.5         63.1         43.4         43.8         46.4         49.4
  Product development and
    engineering.............        19.2         23.5         21.0         20.8         15.2         15.8         18.0         19.6
  General and
    administrative..........        10.1         11.1         10.9         10.5          6.9          7.1          8.8         11.0
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
    Total operating
      expenses..............        86.5        105.9         93.4         94.4         65.4         66.8         73.3         79.9
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Income (loss) from
  operations................       (12.9)       (35.3)       (20.2)       (23.0)        15.0         13.7          7.9         (1.4)
Other income, net...........         2.2          2.7          2.9          3.8          2.5          2.8          3.7          4.2
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Income (loss) before income
  taxes.....................       (10.8)       (32.6)       (17.3)       (19.2)        17.5         16.5         11.6          2.8
Provision for income
  taxes.....................         1.4          3.6         (0.1)        (3.9)         2.3          1.9          1.4          0.3
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Net income (loss)...........       (12.2)%      (36.2)%      (17.2)%      (15.3)%       15.1%        14.5%        10.2%         2.5%
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

    Revenues for the quarter ended March 31, 1998 increased 11 percent to $21.8 million from $19.6 million in the quarter ended March 31, 1997. The increase was primarily related to maintenance and service revenues. License revenues in the fourth quarter of fiscal year 1998 decreased to $12.4 million (57 percent of total revenues) from $13.5 million (69 percent of total revenues) in the fourth quarter of fiscal year 1997. Revenues for the quarter ended March 31, 1997 included a unusually large follow-on sale to an existing customer for $5.5 million. Maintenance and service revenues increased to $9.5 million in the fourth quarter of fiscal year 1998 from $6.1 million in the fourth quarter of fiscal year 1997. The increase was primarily a result of the growing installed base in the Company's software products and the associated increase in demand for maintenance, training and consulting services. International revenues increased to $9.9 million, or by approximately 48 percent, in the fourth quarter of fiscal year 1998 from $6.7 million in the fourth quarter of fiscal year 1997, primarily as a result of expanded direct and indirect international operations.

    Cost of revenues for the fourth quarter of fiscal year 1998 increased to $5.8 million (26 percent of total revenues) from $3.8 million (20 percent of total revenues) in the fourth quarter of fiscal year 1997. The increase was primarily related to maintenance and service revenue being a higher percentage of total revenues. As a result, there were increases in cost of services attributable to the hiring of additional consulting, customer service and training personnel during fiscal year 1998 as well as the addition of facilities for training and consulting operations.

    Sales and marketing expenses increased to $12.5 million for the fourth quarter of fiscal year 1998 from $8.5 million in the fourth quarter of fiscal year 1997. The increase was due primarily to costs associated with expanded domestic and international sales operations. Product development and engineering and general and administrative expenses increased in dollar amounts primarily due to increased hiring to support the Company's growth.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding directors is incorporated herein by reference from the section entitled "Election of Directors" of the Company's proxy statement to be filed pursuant to Regulation 14A for its Annual Stockholders Meeting to be held August 19, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

    Information regarding directors is incorporated herein by reference from the section entitled "Executive Compensation" of the Company's proxy statement to be filed pursuant to Regulation 14A for its Annual Stockholders Meeting to be held August 19, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding directors is incorporated herein by reference from the section entitled "Stock Ownership of Certain Beneficial Owners and Management" of the Company's proxy statement to be filed pursuant to Regulation 14A for its Annual Stockholders Meeting to be held August 19, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding directors is incorporated herein by reference from the section entitled "Stock Ownership of Certain Beneficial Owners and Management," "Executive Compensation," and "Transactions with Management" of the Company's proxy statement to be filed pursuant to Regulation 14A for its Annual Stockholders Meeting to be held August 19, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form
    10-K:

    1.  CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     PAGE NUMBER
                                                                                  -----------------
Report of Ernst & Young, LLP, Independent Auditors..............................             41
Consolidated Balance Sheets as of March 31, 1998 and 1997.......................             42
Consolidated Income Statements for each of the three years in the period ended
  March 31, 1998................................................................             43
Consolidated Statements of Stockholders' Equity for each of the three years in
  the period ended March 31, 1998...............................................             44
Consolidated Statements of Cash Flows for each of the three years in the period
  ended March 31, 1998..........................................................             45
Notes to Consolidated Financial Statements......................................             46

2.  Financial Statement Schedule:

Schedule II--Valuation and Qualifying Accounts

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

3.  Exhibits--See Item 14(c) below

(b) REPORTS ON FORM 8-K

    No reports on Form 8-K have been filed during the quarter ended March 31, 1998.

(c) Exhibits

EXHIBIT NO.  DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
       2.1   Agreement and Plan of Merger dated January 22, 1996, for the reincorporation merger of Forte Software,
             Inc., a California corporation, into Forte Software, Inc., a Delaware corporation (the Registrant).(1)
       3.1   Certificate of Incorporation of Registrant, as amended to date.(1)
       3.2   Bylaws of Registrant.(1)
       4.1   Specimen Common Stock certificate.(1)
       4.3   Amended and Restated Investors' Rights Agreement among Registrant and the Founders and Investors specified therein dated as of October 6, 1994.(1)
       4.4   Rights Agreement dated as of May 16, 1997 between the Company and BankBoston, N.A, including the
             Certificate of Designation of Series A Junior Participating Preferred Stock, Form of Right Certificate
             and Summary of Rights to Purchase Preferred Shares attached thereto as Exhibits A, B and C, respectively.(4)
       4.5   1997 Stock Plan.
      10.1   Form of Indemnification Agreement entered into by and between Registrant and its officers and directors.(1)
      10.2   Registrant's 1991 Equity Incentive Plan.(1)
      10.3   Registrant's 1996 Stock Option Plan.(1)
      10.4   Registrant's Employee Stock Purchase Plan.(1)
      10.5   Loan and Security Agreement by and between Registrant and Silicon Valley Bank dated as of September 20,
             1994, as modified August 1, 1994.(1)

      10.6   Real property lease by and between Registrant and State of California Public Employee's Retirement System
             dated December 1, 1994.(1)
      10.7   Master Lease Agreement and Warrant Agreement by and between Registrant and Comdisco, Inc. dated as of
             December 28, 1992, as modified by subsequent Equipment Schedules and Warrant Agreements dated May 9, 1994 and February 15, 1995, and Equipment Schedule dated January 17, 1996.(1)
      10.8   Software Agreement between Digital Equipment Corporation and Registrant dated July 21, 1992, as amended.(1) (2)
      10.9   Source Code License and Master Distributor Agreement between Registrant and Mitsubishi Corporation dated
             September 26, 1994.(1) (2)
      10.10  Strategic Software Development and Distribution Agreement between Sequent Computer Systems, Inc. and
             Registrant dated August 6, 1992, as amended.(1) (2)
      10.11  Amendment to Real property lease by and between Registrant and State of California Public Employee's
             Retirement System dated December 1, 1994 and amended on January 16, 1997.(5)
      10.12  Real property sublease by and between Registrant and ICF Kaiser Engineers, Inc. dated January 16,
             1997.(5)
      10.13  Stock Option Grant to Thomas A. Jermoluk.(6)
      10.14  Stock Option Grant to Christos M. Cotsakos.(6)
      10.15  Form of Severance Agreement entered into by and between Registrant and its executive officers.
      11.1   Computation of net income (loss) per share.
      16.1   Letter regarding change in certifying accountant(3)
      21.1   Subsidiaries of Registrant.(3)
      23.1   Consent of Ernst & Young, LLP, Independent Auditors.(3)
      23.2   Consent of Counsel. Reference is made to Exhibit 5.1(1)
      27.1   Financial data schedule
      27.2   Financial data schedule
      27.3   Financial data schedule

------------------------

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

(4) Incorporated by reference to the Registrant Form 8-A dated May 1997.

(5) Incorporated by reference to the Registrant Form 10-K dated June 1997.

(6) Incorporated by reference to the Registrant Form 10-Q dated November 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oakland, State of California, on this 26th day of June, 1998.

                                FORTE SOFTWARE, INC.

                                By:               /s/ BOB L. COREY
                                     -----------------------------------------
                                                    Bob L. Corey
                                         SENIOR VICE PRESIDENT, FINANCE AND
                                      ADMINISTRATION, CHIEF FINANCIAL OFFICER
                                                   AND SECRETARY

    KNOW BY ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Martin J. Sprinzen and Bob L. Corey, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and all documents connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the date indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President, Chief Executive
    /s/ MARTIN J. SPRINZEN        Officer and Director
------------------------------    (Principal Executive         June 26, 1998
      Martin J. Sprinzen          Officer)

                                Senior Vice President,
                                  Finance and
       /s/ BOB L. COREY           Administration, Chief
------------------------------    Financial Officer and        June 26, 1998
         Bob L. Corey             Secretary (Principal
                                  Financial and Accounting
                                  Officer)

   /s/ CHRISTOS M. COTSAKOS
------------------------------  Director                       June 26, 1998
     Christos M. Cotsakos

    /s/ THOMAS A. JERMOLUK
------------------------------  Director                       June 26, 1998
      Thomas A. Jermoluk

 /s/ WILLIAM H. YOUNGER, JR.
------------------------------  Director                       June 26, 1998
   William H. Younger, Jr.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Forte Software, Inc.

    We have audited the accompanying consolidated balance sheets of Forte Software, Inc. as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forte Software, Inc. at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

ERNST & YOUNG

Walnut Creek, California
April 20, 1998

                              FORTE SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                      ASSETS

Current assets:
  Cash and cash equivalents...............................................................  $   13,358  $   35,103
  Short-term investments..................................................................      20,802      13,154
  Accounts receivable, net of allowances of $1,151 ($941 in 1997).........................      20,277      17,750
  Prepaid expenses and other current assets...............................................       1,635       1,003
                                                                                            ----------  ----------
Total current assets......................................................................      56,072      67,010
Equipment and leasehold improvements, net.................................................       7,416       6,489
Other assets..............................................................................         250         250
                                                                                            ----------  ----------
Total assets..............................................................................  $   63,738  $   73,749
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable........................................................................       1,530       3,003
  Accrued compensation and related expenses...............................................       7,534       6,191
  Other accrued liabilities...............................................................       3,969       3,999
  Deferred revenue........................................................................      12,312       9,247
  Current portion of capital lease obligations............................................         695         915
                                                                                            ----------  ----------
Total current liabilities.................................................................      26,040      23,355
Capital lease obligations, due after one year.............................................         123         849
Deferred revenue..........................................................................         265         871
Commitments
Stockholders' equity:
  Convertible preferred stock, $.01 par value; 5,000,000 shares authorized, no shares
    issued and outstanding................................................................          --          --
  Common Stock, $.01 par value; 45,000,000 shares authorized; 19,533,124 shares issued and
    outstanding (18,798,100 in 1997)......................................................         195         188
  Additional paid-in capital..............................................................      66,851      64,169
  Accumulated deficit.....................................................................     (29,663)    (15,486)
  Foreign currency translation adjustments................................................         (73)       (197)
                                                                                            ----------  ----------
Total stockholders' equity................................................................      37,310      48,674
                                                                                            ----------  ----------
Total liabilities and stockholders' equity................................................  $   63,738  $   73,749
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                            See accompanying notes.

                              FORTE SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       YEARS ENDED MARCH 31,
                                                                                  --------------------------------
                                                                                     1998       1997       1996
                                                                                  ----------  ---------  ---------
Revenues:
  License fees..................................................................  $   39,825  $  43,595  $  21,357
  Maintenance and services......................................................      31,503     19,456      8,688
                                                                                  ----------  ---------  ---------
  Total revenues................................................................      71,328     63,051     30,045
                                                                                  ----------  ---------  ---------

Cost of Revenues
  Cost of license fees..........................................................         892        665        456
  Cost of maintenance and services..............................................      18,844     11,796      5,452
                                                                                  ----------  ---------  ---------
  Total cost of revenues........................................................      19,736     12,461      5,908
                                                                                  ----------  ---------  ---------
  Gross Profit..................................................................      51,592     50,590     24,137
Operating expenses:
  Sales and marketing...........................................................      44,862     28,560     15,060
  Product development and engineering...........................................      14,983     10,611      8,069
  General and administrative....................................................       7,585      5,119      3,168
                                                                                  ----------  ---------  ---------
    Total operating expenses....................................................      67,430     44,290     26,297
                                                                                  ----------  ---------  ---------
Operating income (loss).........................................................     (15,838)     6,300     (2,160)
Interest income.................................................................       2,199      2,232        568
Interest expense and other, net.................................................        (193)      (244)      (282)
                                                                                  ----------  ---------  ---------
Income (loss) before income taxes...............................................     (13,832)     8,288     (1,874)
Provision for income taxes......................................................         345      1,039        114

Net income (loss)...............................................................  $  (14,177) $   7,249  $  (1,988)
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
Net income (loss) per share--basic..............................................  $    (0.73) $    0.39  $   (0.41)
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
Net income (loss) per share--diluted............................................  $    (0.73) $    0.34  $   (0.41)
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
Shares used in per share calculation
  Basic.........................................................................      19,334     18,458      4,874
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
  Diluted.......................................................................      19,334     21,110      4,874
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

                            See accompanying notes.

                              FORTE SOFTWARE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                CONVERTIBLE PREFERRED                                                         FOREIGN
                                        STOCK                COMMON STOCK       ADDITIONAL                   CURRENCY
                                ----------------------  ----------------------    PAID-IN    ACCUMULATED    TRANSLATION
                                 SHARES      AMOUNT      SHARES      AMOUNT       CAPITAL      DEFICIT      ADJUSTMENT      TOTAL
                                ---------  -----------  ---------  -----------  -----------  ------------  -------------  ---------
Balance at March 31, 1995.....     12,030   $     120       3,684   $      37    $  28,015    $  (20,747)    $      24    $   7,449
  Issuance of common stock....         --          --         747           8          334            --            --          342
  Public offering of common
    stock, net of expenses of
    $3,985....................         --          --       1,823          18       34,269            --            --       34,287
  Conversion of preferred
    stock.....................    (12,030)       (120)     12,030         120           --            --            --           --
  Foreign currency translation
    adjustment................         --          --          --          --           --            --           (46)         (46)
  Net loss....................         --          --          --          --           --        (1,988)           --       (1,988)
                                ---------       -----   ---------       -----   -----------  ------------        -----    ---------
Balance at March 31, 1996.....         --          --      18,284         183       62,618       (22,735)          (22)      40,044
  Issuance of common stock....         --          --         514           5        1,551            --            --        1,556
  Foreign currency translation
    adjustment................         --          --          --          --           --            --          (175)        (175)
  Net income..................         --          --          --          --           --         7,249            --        7,249
                                ---------       -----   ---------       -----   -----------  ------------        -----    ---------
Balance at March 31, 1997.....         --          --      18,798         188       64,169       (15,486)         (197)      48,674
  Issuance of common stock....         --          --         735           7        2,682            --            --        2,689
  Foreign currency translation
    adjustment................         --          --          --          --           --            --           124          124
  Net income..................         --          --          --          --           --       (14,177)           --      (14,177)
                                ---------       -----   ---------       -----   -----------  ------------        -----    ---------
  Balance at March 31, 1998...  $      --   $      --      19,533   $     195    $  66,851    $  (29,663)    $     (73)   $  37,310
                                ---------       -----   ---------       -----   -----------  ------------        -----    ---------
                                ---------       -----   ---------       -----   -----------  ------------        -----    ---------

                            See accompanying notes.

                              FORTE SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                  YEARS ENDED MARCH 31,
                                                                                            ----------------------------------
                                                                                               1998        1997        1996
                                                                                            ----------  ----------  ----------
OPERATING ACTIVITIES
Net income (loss).........................................................................  $  (14,177) $    7,249  $   (1,988)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization...........................................................       4,026       2,476       1,365
  Changes in operating assets and liabilities:
    Accounts receivable...................................................................      (2,466)     (6,777)     (8,099)
    Prepaid expenses and other assets.....................................................        (632)       (241)       (498)
    Accounts payable......................................................................      (1,412)      1,851         701
    Accrued compensation and related expenses.............................................       1,343       3,310       1,208
    Deferred revenue......................................................................       2,459       2,145       2,051
    Other accrued liabilities.............................................................         (28)      1,470       1,897
                                                                                            ----------  ----------  ----------
Net cash provided by (used in) operating activities.......................................     (10,887)     11,483      (3,363)

INVESTING ACTIVITIES
Purchases of equipment and leasehold improvements.........................................      (4,864)     (4,972)     (1,220)
Purchase of short-term investments........................................................     (18,497)    (16,539)     (6,236)
Maturities of short-term investments......................................................      10,850       9,618       2,915
                                                                                            ----------  ----------  ----------
Net cash used in investing activities.....................................................     (12,511)    (11,893)     (4,541)

FINANCING ACTIVITIES
Payment on notes payable..................................................................          --          --        (729)
Reduction of capital lease obligations....................................................      (1,036)     (1,124)       (775)
Proceeds from issuance of common stock....................................................       2,689       1,556      34,629
                                                                                            ----------  ----------  ----------
Net cash provided by financing activities.................................................       1,653         432      33,125
                                                                                            ----------  ----------  ----------
Increase (decrease) in cash and cash equivalents..........................................     (21,745)         22      25,221
Cash and cash equivalents at beginning of period..........................................      35,103      35,081       9,860
                                                                                            ----------  ----------  ----------
Cash and cash equivalents at end of period................................................  $   13,358  $   35,103  $   35,081
                                                                                            ----------  ----------  ----------
                                                                                            ----------  ----------  ----------
Supplemental disclosures:
  Interest paid...........................................................................  $      151  $      244  $      287
                                                                                            ----------  ----------  ----------
                                                                                            ----------  ----------  ----------
  Income taxes paid.......................................................................  $      590  $      432  $      118
                                                                                            ----------  ----------  ----------
                                                                                            ----------  ----------  ----------
Supplemental disclosures of noncash investing and financing activities:
Capital lease obligations incurred........................................................  $       --  $       90  $    2,201
                                                                                            ----------  ----------  ----------
                                                                                            ----------  ----------  ----------

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

    Forte is marketed and sold through the Company's direct sales force, distributors, system integrators and value added resellers in all major markets. Forte has been adopted by customers in a wide variety of industries, including banking, consumer, retail, education, energy, finance, government, healthcare/ pharmaceuticals, insurance, manufacturing, media, technology and telecommunications.

    BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned foreign subsidiaries. The Company translates the accounts of its foreign subsidiaries using the local foreign currency as the functional currency. The assets and liabilities of the foreign subsidiaries are translated into U.S. dollars using exchange rates at the balance sheet date, revenues and expenses are translated using the weighted average exchange rate for the period, and gains and losses from this translation process are credited or charged to stockholders' equity. Foreign currency transaction gains and losses have not been material. All significant intercompany accounts and transactions have been eliminated.

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

    Short-term investments consist principally of short-term corporate securities and commercial paper with maturities greater than 90 days and are stated at amounts which approximate fair value.

    The Company accounts for its cash equivalents and short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At March 31, 1998 and 1997, the

                              FORTE SOFTWARE, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS (CONTINUED)
Company has classified all of its debt securities as available-for-sale, the components of which are as follows (in thousands):

                                                                               MARCH 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Commercial paper........................................................  $  17,324  $  25,432
Corporate securities....................................................     13,146     13,154
State and local municipalities..........................................        800         --
                                                                          ---------  ---------
Total investments.......................................................  $  31,270  $  38,586
                                                                          ---------  ---------
                                                                          ---------  ---------

Cash equivalents........................................................  $  10,468  $  25,432
Short-term investments..................................................     20,802     13,154
                                                                          ---------  ---------
Total Investments.......................................................     31,270     38,586
                                                                          ---------  ---------
                                                                          ---------  ---------
Cash....................................................................      2,890      9,671
                                                                          ---------  ---------
Total cash, cash equivalents and short-term investments.................  $  34,160  $  48,257
                                                                          ---------  ---------
                                                                          ---------  ---------

    Unrealized gains and losses at March 31, 1998, 1997 and 1996 and realized gains and losses for the years then ended were not material. The cost of securities sold is based on the specific identification method.

    At March 31, 1998 and 1997, $9,669,000 and $25,432,000 of debt securities were included in cash equivalents, and $20,802,000 and $13,154,000 were included in short-term investments, respectively.

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

    MAJOR CUSTOMER

    No customer accounted for more than ten percent of the Company's total revenues for the fiscal years ended March 31, 1998 or 1996. However, revenues from one customer accounted for approximately twelve percent of total revenues in fiscal year 1997.

                              FORTE SOFTWARE, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    REVENUE RECOGNITION

    The Company licenses software under noncancelable license agreements and provides services, including maintenance, training and consulting. License fee revenues are recognized when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable and collectibility is probable. Fees for services are charged separately from the license of the Company's software products. Maintenance revenues consist of fees for ongoing support and product updates and are recognized ratably over the term of the contract, which is typically 12 months. Revenues from training are recognized upon completion of the related training class. Consulting revenues are recognized as the services are performed.

    Allowances for credit risks and for estimated future returns are provided for upon shipment. Returns to date have not been material. Actual credit losses and returns may differ from the Company's estimates and such differences could be material to the financial statements.

    Deferred revenue includes deferred maintenance revenue, prepaid consulting and training fees and prepaid license fees from third-party resellers.

    INTERNATIONAL OPERATIONS

    The Company operates in one industry segment (the development and marketing of computer software and related services) and markets its products and services internationally through foreign subsidiaries in Europe and Australia, Digital Equipment Corporation on a worldwide basis, and other distributors and resellers located in the United States, Canada, Asia, Europe, South America, South Africa and Israel. Export sales through distributors, resellers and the domestic direct sales organization totaled $11,417,000, $9,911,000 and $5,312,000 for the years ended March 31, 1998, 1997 and 1996, respectively. Sales through the Company's foreign subsidiaries totaled $20,997,000, $12,967,000 and $2,427,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

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

    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to four years. Leasehold improvements and equipment under capital leases are amortized using the straight-line method over the lesser of the lease term or the estimated useful lives.

                              FORTE SOFTWARE, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INCOME TAXES

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

    NET INCOME (LOSS) PER SHARE

    In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (Statement 128"). Statement 128 replaced the calculation of primary and fully diluted net income (loss) per share with basic and diluted net income (loss) per share. Unlike primary net income (loss) per share, basic net income (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net income (loss) per share is similar to the previously reported fully diluted net income (loss) per share. Where appropriate, net income (loss) per share amounts have been restated to conform to the requirements of Statement 128.

    Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares and all dilutive potential common shares outstanding. In loss periods, potentially outstanding commons shares, such as options and warrants, are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.

    RECENTLY ISSUED ACCOUNTING STANDARDS

    Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-4, was issued in October 1997 and addresses software revenue recognition matters. The SOP supersedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997.

    The Company is required to adopt this SOP in its first quarter of fiscal year 1999 and restatement of prior financial statements is prohibited. Based upon its reading and interpretation of SOP 97-2, the Company believes its current revenue recognition policies and practices are materially consistent with the SOP. However, implementation guidelines for this standard have not yet been issued and a wide range of potential interpretations are being discussed by the accounting profession. Once available, such implementation guidance could lead to unanticipated changes in the Company's current revenue accounting practices, and such changes could materially and adversely affect the Company's future revenues and operating results.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial

                              FORTE SOFTWARE, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED) statements for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt SFAS 130 in fiscal year 1999 and does not expect such adoption to have a material effect on the consolidated financial statements.

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

2.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements consist of the following (in thousands):

                                                            MARCH 31,
                                                       --------------------      ESTIMATED
                                                         1998       1997       USEFUL LIVES
                                                       ---------  ---------  -----------------
Equipment under capital leases.......................  $   4,182  $   4,182     36 - 42 months
Equipment............................................      9,798      5,664     36 - 42 months
Leasehold improvements...............................      2,096      1,276          36 months
                                                       ---------  ---------
                                                          16,076     11,122
Less accumulated depreciation and amortization.......     (8,660)    (4,633)
                                                       ---------  ---------
Equipment and leasehold improvements, net............  $   7,416  $   6,489
                                                       ---------  ---------
                                                       ---------  ---------

    Accumulated amortization related to assets under capital leases at March 31, 1998 and 1997 totaled $3,532,000 and $2,649,000 respectively.

3. STOCKHOLDERS' EQUITY

    INITIAL PUBLIC OFFERING

    On March 11, 1996, the Company completed an initial public offering of 1,822,500 shares of common stock at $21.00 per share. The Company received net proceeds of $34,287,000. In connection with the initial public offering, all outstanding shares of Series A, B, C and D preferred stock converted into 12,029,883 shares of common stock.

    Certain common shares are subject to repurchase rights by the Company in the event of termination of employment at the price originally paid by the shareholder. At March 31, 1998, common stock was reserved for issuance as follows:

Stock option plans...............................................  5,189,649
Warrants.........................................................     67,423
Employee stock purchase plan.....................................    393,763
                                                                   ---------
                                                                   5,650,835

                              FORTE SOFTWARE, INC.

3. STOCKHOLDERS' EQUITY (CONTINUED)

    PREFERRED STOCK PURCHASE RIGHTS

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

    WARRANTS

    In February 1997, 9,163 shares of common stock were issued in connection with the exercise of warrants by a bank.

    As of March 31, 1998, warrants to purchase common stock were outstanding in connection with an equipment lease agreement as follows: 39,173 shares at an exercise price of $2.30 per share, 12,500 shares at an exercise price of $4.00 per share, 13,500 shares at an exercise price of $6.67 per share, and 2,250 shares at an exercise price of $6.67 per share. These warrants are exercisable through 2005.

    EMPLOYEE STOCK PURCHASE PLAN

    The Employee Stock Purchase Plan (the "Purchase Plan") was adopted in January 1996. The Company initially authorized 400,000 shares of common stock under the Purchase Plan of which 238,047 and 68,190 shares were issued during the years March 31, 1998 and 1997, respectively. At the Company's annual meeting in August 1997, an additional 300,000 shares were approved and authorized for issuance under the Plan. Eligible employees may purchase common stock through payroll deductions, which may not exceed 10% of an employee's compensation. The price of stock purchased under the Purchase Plan will be 85% of the lower of the fair market value of the common stock at the beginning of the 24-month offering period or on the applicable semiannual purchase date. Unless sooner terminated by the Board, the Purchase Plan shall terminate upon the earliest of (i) the last business day in October 2006, (ii) the date on which all shares available for issuance under the Purchase Plan shall have been sold pursuant to purchase rights exercised under the Purchase Plan or (iii) the date on which all purchase rights are exercised in connection with certain corporate transactions. The weighted-average fair value of shares issued under the Purchase Plan during 1998 and 1997 was $5.47 and $6.11 per share, respectively.

    STOCK OPTION PLANS

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

    In January 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan") as the successor to the 1991 Plan. Under the 1996 Plan, eligible key employees, directors, and consultants can receive

                              FORTE SOFTWARE, INC.

3. STOCKHOLDERS' EQUITY (CONTINUED)

    STOCK OPTION PLANS (CONTINUED)
options to purchase shares of the Company's common stock at a price not less than 85% of the fair market value on the grant date. The Company authorized 4,860,000 shares of common stock to be issued under the 1996 Plan (including shares previously authorized under the 1991 Plan), of which 793,135 (including options incorporated from the 1991 Plan) are available for grant at March 31, 1998.

    In 1998 the Company's stockholders approved the adoption of 1997 Stock Option Plan (the "1997 Plan"). The terms of the 1997 Plan are substantially the same as the 1996 Plan. The number of shares of common stock initially reserved for grants under this Plan was 845,914, In February 1998, the Company approved an additional 700,000 shares for nonstatuatory stock options. At March 31, 1998, 106,799 shares were available for grant. The number of shares available for grants will automatically increase at April 1, 1998 by 4.5% of the total number of common shares outstanding as of that date up to a maximum of 1.2 million shares.

    In April 1997, the Company offered employees the option to exchange options to purchase 612,397 shares of common stock with a weighted average exercise price of $23.55 for new options with an exercise price of $8.3125 per share. All options that were exchanged continued to vest under the original terms of the option grant, except that no options were exercisable for a period of one year from the exchange date.

    A summary of the activity, combined, under the 1996 and 1997 Plans is set forth below:

                                                                                      WEIGHTED
                                                                                       AVERAGE
                                                                                      EXERCISE
                                                                          SHARES        PRICE
                                                                        -----------  -----------
Outstanding at March 31, 1995.........................................    2,857,817   $    0.41
  Granted.............................................................    1,181,075        6.22
  Exercised...........................................................     (735,353)       0.45
  Cancelled...........................................................     (230,481)       0.96
                                                                        -----------  -----------
Outstanding at March 31, 1996.........................................    3,073,058        2.73
  Granted.............................................................      486,200       31.06
  Exercised...........................................................     (439,278)       0.81
  Cancelled...........................................................     (257,708)       7.69
                                                                        -----------  -----------
Outstanding at March 31, 1997.........................................    2,862,272   $    7.35
  Granted.............................................................    3,041,797        8.00
  Exercised...........................................................     (517,172)       1.09
  Cancelled...........................................................   (1,097,180)      14.66
                                                                        -----------  -----------
Outstanding at March 31, 1988.........................................    4,289,717   $    6.13
                                                                        -----------  -----------
                                                                        -----------  -----------
Vested options at March 31, 1998......................................    1,096,480   $    4.63
                                                                        -----------  -----------
                                                                        -----------  -----------

    At March 31, 1998, 59,543 shares of common stock issued through the exercise of options were subject to repurchase by the Company and were excluded from the calculation of earnings per share. The weighted-average fair value of options granted during 1998, 1997 and 1996 was $5.05, $18.17, and $3.63 and per share, respectively.

                              FORTE SOFTWARE, INC.

3. STOCKHOLDERS' EQUITY (CONTINUED)

    STOCK OPTION PLANS (CONTINUED)
    The following table summarizes information concerning currently outstanding and exercisable options:

                                        OUTSTANDING
                                ----------------------------        EXERCISABLE
                                   WEIGHTED                   -----------------------
                                    AVERAGE       WEIGHTED                 WEIGHTED
                                   REMAINING       AVERAGE      SHARES      AVERAGE
                     SHARES       CONTRACTUAL     EXERCISE    EXERCISABLE  EXERCISE
EXERCISE PRICE     OUTSTANDING       LIFE           PRICE     AND VESTED     PRICE
-----------------  -----------  ---------------  -----------  ----------  -----------
$0.07 - $3.67       1,271,985           6.62      $    1.22      619,769   $    1.08
$5.00 - $8.31       2,563,172           7.01           7.22      416,668        7.98
$10.00 - $15.06       424,060           8.99          12.17       44,105       11.06
$21.00 - $54.75        30,500           8.35          36.06       15,938       35.05
                   -----------                                ----------
                    4,289,717                                  1,096,480
                   -----------                                ----------
                   -----------                                ----------

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

    Disclosure of information regarding net income (loss) and net income (loss) per share is required by SFAS 123 for the Company's awards granted after March 31, 1995 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using a Black-Scholes option pricing model. Limitations on the effectiveness of the Black-Scholes option valuation model are that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The Company has plans which award employees stock including its stock option plans and the Purchase Plan. Both of these plans are discussed in the note above. The fair value of the Company's stock-based awards to employees was estimated assuming the following assumptions for the years ended March 31,:

                                                                                             PURCHASE
                                                  STOCK OPTIONS                                PLAN
                                  ----------------------------------------------  ------------------------------
                                       1998            1997            1996            1998            1997
                                  --------------  --------------  --------------  --------------  --------------
Expected life (in years)........             4.5               5               5             0.5             0.5
Expected volatility.............            0.77            0.62            0.62            0.74            0.75
Risk free interest rate.........     5.2% - 5.4%     6.1% - 6.7%     5.3% - 6.8%     5.2% - 6.1%            6.4%
Expected dividend yield.........           0.00%           0.00%           0.00%           0.00%           0.00%

                              FORTE SOFTWARE, INC.

3. STOCKHOLDERS' EQUITY (CONTINUED)

    STOCK-BASED COMPENSATION (CONTINUED)
    For disclosure purposes, the adjusted estimated fair value of the Company's stock-based awards to employees is amortized over the vesting period for options and the six-month purchase period for stock purchases under the Purchase Plan. The Company's adjusted information follows (in thousands, except for per share information):

                                                                      YEAR ENDED MARCH 31,
                                                                --------------------------------
                                                                   1998       1997       1996
                                                                ----------  ---------  ---------
Pro forma net income (loss)...................................  $  (16,305) $   5,258  $  (2,233)
Pro forma net income (loss) per share
  Basic.......................................................  $    (0.84) $    0.28  $   (0.46)
  Diluted.....................................................  $    (0.84) $    0.25  $   (0.46)

    Because SFAS 123 is applicable only to the Company's stock based awards granted subsequent to March 31, 1995, its adjusted effect will not be fully reflected until approximately fiscal year 2000. In addition, the effects of applying FAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income (loss) for future years.

4.  INCOME TAXES

    The Company accounts for income taxes pursuant to Statement of Accounting Standards No. 109, "Accounting for Income Taxes," which uses the liability method to calculate deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                         YEAR ENDED MARCH 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Deferred tax assets:
  Net operating loss carryforwards....................................  $   11,030  $    4,785
  Deferred revenue....................................................         319       1,346
  Research and development credit carryforwards.......................       2,495       1,719
  Reserves and other accruals.........................................       1,448       1,719
  Depreciation........................................................       2,099       1,277
  Foreign tax credit carryforwards....................................       1,272         757
  Other...............................................................         128          86
                                                                        ----------  ----------
  Total deferred tax assets...........................................      18,791      11,689
Valuation allowance...................................................     (17,541)    (10,862)
Deferred tax liabilities..............................................      (1,250)       (827)
                                                                        ----------  ----------
Net deferred tax assets...............................................          --          --
                                                                        ----------  ----------
                                                                        ----------  ----------

    Due to uncertainty surrounding the realization of the deferred tax assets, a valuation allowance has been established to fully offset net deferred tax assets at year end. The valuation allowance increased $6,679,000 and $1,425,000 in the years ending March 31, 1998 and 1997, respectively.

                              FORTE SOFTWARE, INC.

4.  INCOME TAXES (CONTINUED)
    Of the total deferred tax asset valuation allowance at March 31, 1998, approximately $4,100,000 relates to the exercise of employee stock options for which any subsequently recognized tax benefits will be credited directly to stockholders' equity rather than a reduction in the income tax provision.

    The current income tax provisions are as follows (in thousands):

                                                                           YEAR ENDED MARCH 31,
                                                                      -------------------------------
                                                                        1998       1997       1996
                                                                      ---------  ---------  ---------
Current:
Federal.............................................................  $    (190) $     190  $      --
State...............................................................         20        115         --
Foreign.............................................................        515        734        114
                                                                      ---------  ---------  ---------
                                                                      $     345  $   1,039  $     114
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

    The provision for income taxes differed from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

                                                                       YEAR ENDED MARCH 31,
                                                                  -------------------------------
                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
Tax (credit) at federal statutory rate..........................  $  (4,703) $   2,818  $    (637)
State taxes.....................................................         20        115         --
Foreign taxes...................................................        515        734        114
Utilization of net operating losses.............................         --     (2,896)        --
Net operating losses not benefitted.............................      4,570         --        581
Other items.....................................................        (57)       268         56
                                                                  ---------  ---------  ---------
Income Tax Provision............................................  $     345  $   1,039  $     114
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    At March 31, 1998, the Company had net operating loss carryforward for federal income tax purposes of approximately $30,000,000 which expire in tax years 2006 through 2013, a federal research and development tax credit carryforward of approximately $1,700,000 which expires in tax years 2005 through 2012 and a foreign tax credit carryforward of approximately $1,300,000 which expires in tax years 1999 through 2002.

    Utilization of net operating losses and credits may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. Management does not expect such limitations, if any, to impact the ultimate utilization of the carryforwards.

                              FORTE SOFTWARE, INC.

5.  COMPUTATION OF NET INCOME (LOSS) PER SHARE

                                                                                    YEARS ENDED MARCH 31,
                                                                               --------------------------------
                                                                                 1996       1997        1998
                                                                               ---------  ---------  ----------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                                            DATA)
Denominator:
Denominator for basic net income (loss) per share--weighted average common
 shares outstanding..........................................................      4,874     18,458      19,334
Effect of dilutive securities--
Stock options and warrants (1)...............................................         --      2,652          --
                                                                               ---------  ---------  ----------
Denominator for diluted earnings per share...................................      4,874     21,110      19,334
Net income (loss)............................................................  $  (1,988) $   7,249  $  (14,177)
                                                                               ---------  ---------  ----------
                                                                               ---------  ---------  ----------
Net income (loss) per share--basic...........................................  $   (0.41) $    0.39  $    (0.73)
                                                                               ---------  ---------  ----------
                                                                               ---------  ---------  ----------
Net income (loss) per share--diluted.........................................  $   (0.41) $    0.34  $    (0.73)
                                                                               ---------  ---------  ----------
                                                                               ---------  ---------  ----------

------------------------

(1) Excluded as anti-dilutive in loss periods.

6.  PROFIT SHARING PLAN

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

7.  COMMITMENTS

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

                              FORTE SOFTWARE, INC.

7.  COMMITMENTS (CONTINUED)
    The future minimum lease payments under all noncancelable leases having initial terms longer than one year at March 31, 1998 are as follows (in thousands):

                                                                             CAPITAL     OPERATING
                                                                             LEASES       LEASES
                                                                           -----------  -----------
Years ending March 31:
1999.....................................................................   $     773    $   3,974
2000.....................................................................         132        3,823
2001.....................................................................          --        1,262
2002.....................................................................          --           59
                                                                                -----   -----------
Total minimum lease payments.............................................         905    $   9,118
                                                                                        -----------
                                                                                        -----------
Less interest............................................................          87
                                                                                -----
Present value of minimum lease payments..................................         818
Less current portion.....................................................         695
                                                                                -----
Capital lease obligations, due after one year............................   $     123
                                                                                -----
                                                                                -----

    The Company subleased 60,800 square feet in Oakland, California. to an third-party. The sublease expires in June 2000. The Company is scheduled to receive $1,275,000 for the fiscal years ended March 31, 1999 and 2000, respectively, and $315,000 for the fiscal year ended March 31, 2001.

    Rent expense for the years ended March 31, 1998, 1997 and 1996 was $3,926,000, $2,305,000 and $1,461,000, respectively.

                                                                     SCHEDULE II

                              FORT SOFTWARE, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED MARCH 31, 1996, 1997 AND 1998

                   ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

                                                                               ADDITIONS
                                                                 BALANCE AT   CHARGED TO
                                                                BEGINNING OF   COSTS AND   DEDUCTIONS   BALANCE AT
YEAR ENDED MARCH 31,                                                YEAR       EXPENSES    WRITE-OFFS   END OF YEAR
--------------------------------------------------------------  ------------  -----------  -----------  -----------
1996..........................................................      365,000      288,000      122,000      531,000
1997..........................................................      531,000      494,000       84,000      941,000
1998..........................................................      941,000      846,000      636,000    1,151,000