Form 10-Q
period 1998-06-30
FORTE SOFTWARE INC \DE\
filed 1998-08-12
CIK 1006370

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                 __________________


                                     FORM 10-Q
(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the quarterly period ended June 30, 1998

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    For the transition period from _____ to_____

                          Commission file number: 0-27838

                                ____________________


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

                                ____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes X   No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $0.01 par value                      19,685,651
   (Class of common stock)              (Shares outstanding at June 30, 1998)

FORTE SOFTWARE, INC.
FORM 10-Q QUARTERLY REPORT

Table of Contents

PART I       FINANCIAL INFORMATION
                                                                          Page
                                                                         ------
Item 1.      Financial Statements

             Condensed Consolidated Balance Sheet                           3
             At June 30, 1998 and March 31, 1998

             Condensed Consolidated Results of Operations                   4
             For the Three Months Ended June 30, 1998 and 1997

             Condensed Consolidated Statement of Cash Flow                  5
             For the Three Months Ended June 30, 1998 and 1997

             Notes to Condensed Consolidated Financial Statements           6

Item 2.      Management's Discussion and Analysis of Financial              9
             Condition and Results of Operations


Part II      OTHER INFORMATION

Item 1.      Legal Proceedings                                             25
Item 2.      Changes in Securities                                         25
Item 3.      Defaults on Senior Securities                                 25
Item 4.      Submission of Matters to a Vote of Security Holders           25
Item 5.      Other Information                                             25
Item 6.      Exhibits, Financial Statement Schedules and Reports on        25

Signatures                                                                 26

PART 1.
ITEM 1.   FINANCIAL STATEMENTS

                                FORTE SOFTWARE, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEET
                                   (IN THOUSANDS)

                                                            As of,
                                                 ----------------------------
                                                    June 30,      March 31,
                                                     1998           1998
                                                 -------------   ------------
                                                  (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                       $ 17,979        $13,358
    Short-term investments                            14,247         20,802
    Accounts receivable, net of allowances
          of $1,097 ($1,151 at March 31, 1998)        17,226         20,277
    Prepaid expense and other current assets           2,063          1,635
                                                    --------        -------
Total current assets                                  51,515         56,072

Equipment and leasehold improvements, net              6,678          7,416
Other assets                                             250            250
                                                     -------        -------
Total assets                                         $58,443        $63,738
                                                     -------        -------
                                                     -------        -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                 $ 1,141        $ 1,530
    Accrued expenses and other liabilities             9,736         11,503
    Deferred revenue                                  10,656         12,312
    Current portion of capital lease obligations         486            695
                                                     -------        -------
Total current liabilities                             22,019         26,040

Capital lease obligations, due after one year            123            123
Deferred revenue                                         232            265
Commitments
Stockholders' equity:
    Common stock                                         199            195
    Additional paid-in capital                        67,928         66,851
    Accumulated deficit                              (32,009)       (29,663)
    Foreign currency translation adjustments             (49)           (73)
                                                     -------        -------
Total stockholders' equity                            36,069         37,310
                                                     -------        -------
Total liabilities and stockholders' equity           $58,443        $63,738
                                                     -------        -------
                                                     -------        -------

See accompanying notes to Condensed Consolidated Financial Statements.

                                FORTE SOFTWARE, INC.
                    CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                                  Three months ended June 30,
                                                  ---------------------------
                                                        1998           1997
                                                  -------------   -----------
Revenue:
    License fees                                     $ 8,331        $ 7,965
    Maintenance and services                           9,825          6,709
                                                     -------        -------
  Total revenue                                       18,156         14,674
                                                     -------        -------
Cost of revenue:
    Cost of license fees                                 234             69
    Cost of maintenance and services                   4,934          4,129
                                                     -------        -------
Total cost of revenue                                  5,168          4,198

    Gross profit                                      12,988         10,476

Operating expense:
    Sales and marketing                               10,029          9,257
    Product development and engineering                4,145          3,046
    General and administrative                         1,417          1,547
                                                     -------        -------
Total operating expense                               15,591         13,850
                                                     -------        -------
Operating loss                                        (2,603)        (3,374)

Interest income, net                                     385            553
                                                     -------        -------
Loss before income taxes                              (2,218)        (2,821)

Provision (benefit) for income taxes                     128           (575)
                                                     -------        -------
Net loss                                             $(2,346)       $(2,246)
                                                     -------        -------
                                                     -------        -------
Net loss per share---basic                           $ (0.12)       $ (0.12)
                                                     -------        -------
                                                     -------        -------
Net loss per share---diluted                         $ (0.12)       $ (0.12)
                                                     -------        -------
                                                     -------        -------
Shares used in per share calculation
           Basic                                      19,686         19,105
                                                     -------        -------
                                                     -------        -------
           Diluted                                    19,686         19,105
                                                     -------        -------
                                                     -------        -------

See accompanying notes to Condensed Consolidated Financial Statements.

                                FORTE SOFTWARE, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                             (IN THOUSANDS; UNAUDITED)

                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                        1998           1997
                                                   ------------   ------------
OPERATING ACTIVITIES
Net loss                                             $(2,346)       $(2,246)
Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                        1,035            884
  Changes in operating assets and liabilities:
    Accounts receivable                                3,064          1,636
    Prepaid expenses and other assets                   (428)          (451)
    Accounts payable                                    (377)        (1,493)
    Accrued expenses and other liabilities            (1,767)        (2,859)
    Deferred revenue                                  (1,689)        (1,087)
                                                     -------        -------
Net cash used in operating activities                 (2,508)        (5,616)
                                                     -------        -------
INVESTING ACTIVITIES
Purchases of equipment and leasehold improvements       (207)        (1,204)
Purchases of short-term investments                   (6,836)        (5,653)
Maturities of short-term investments                  13,390          1,250
                                                     -------        -------
Net cash provided by (used in) investing activities    6,347         (5,607)
                                                     -------        -------
FINANCING ACTIVITIES
Reduction in capital lease obligations                  (299)          (248)
Proceeds from issuance of common stock                 1,081          1,403
                                                     -------        -------
Net cash provided by financing activities                782          1,155
                                                     -------        -------
Increase (decrease) in cash and cash equivalents       4,621        (10,068)
Cash and cash equivalents at beginning of period      13,358         35,103
                                                     -------        -------
Cash and cash equivalents at end of period           $17,979        $25,035
                                                     -------        -------
                                                     -------        -------
Supplemental disclosures:
  Interest paid                                      $    22        $    62
                                                     -------        -------
                                                     -------        -------
  Income taxes paid                                  $   152        $   128
                                                     -------        -------
                                                     -------        -------

See accompanying notes to Condensed Consolidated Financial Statements.

                                FORTE SOFTWARE, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flow for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Annual Report on Form 10-K for the year ended March 31, 1998. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The condensed consolidated results of operations for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending March 31, 1999. The March 31, 1998 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

 NOTE 2. NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares plus the dilutive effect of outstanding stock options using the "treasury stock" method. The following table shows the computation of basic and diluted net loss per share.


                                                             Three Months Ended June 30,
                                                                    1998          1997
                                                       --------------------  ---------------
                                                       (in thousands, except per share data)
Net loss                                                          $(2,346)     $(2,246)
                                                                  -------      -------
Shares used in computing basic net loss per share                  19,686       19,105
Effect of diluted securities (The effect of
  outstanding stock options is excluded from the
  calculation of diluted net loss  per share as
  their inclusion would be antidiluted.)                                -            -
                                                                  -------      -------
Shares used in computing diluted net loss per share                19,686       19,105
                                                                  -------      -------
                                                                  -------      -------
Basic                                                             $ (0.12)     $ (0.12)
                                                                  -------      -------
                                                                  -------      -------
Diluted                                                           $ (0.12)     $ (0.12)
                                                                  -------      -------
                                                                  -------      -------

                                FORTE SOFTWARE, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                    (UNAUDITED)

NOTE 3. SHORT-TERM INVESTMENTS

     As of June 30, 1998, all short-term investments were classified as available-for-sale securities pursuant to the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are stated at estimated fair market value. Differences between the estimated fair market value and cost were not material.

     The following is a summary of the Company's investments and reconciliation of the Company's investments to the condensed consolidated balance sheet at June 30, 1998 (in thousands).


                                      Estimated
                                         Fair
                                        Value
                                    -------------
Commercial Paper                        $13,201
Treasury Notes                            2,023
Medium Term Notes                         7,823
Corporate Notes                           2,487
Auction rate preferred stock              1,604
                                        -------
Total investments                       $27,138
                                        -------
                                        -------

                                      Estimated
                                         Fair
                                        Value
                                     -----------
Cash equivalents                        $12,891
Short-term investments                   14,247
                                        -------
Total investments                        27,138
                                        -------
                                        -------
Cash                                      5,088
                                        -------
Total cash, cash equivalents and
short-term investments                  $32,226
                                        -------
                                        -------

                                FORTE SOFTWARE, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                    (UNAUDITED)

NOTE 4. REVENUE RECOGNITION

     Effective April 1, 1998, the Company adopted the American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition," ("SOP 97-2") which supercedes SOP 91-1. SOP 97-2 addresses software revenue recognition matters primarily from a conceptual level and detailed implementation guidelines have not been issued.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," which defers for one year the application of certain provisions of SOP 97-2. These provisions limit what is considered vendor-specific objective evidence of the fair value of the various elements in a multiple-element arrangement. All other provisions of SOP 97-2 remain in effect.

NOTE 5. COMPREHENSIVE INCOME

     Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 requires the reporting of comprehensive income and its components and requires foreign currency translation adjustment and unrealized gains or losses on the Company's available-for-sale investments, which prior to adoption were reported in stockholders' equity, to be included in other comprehensive income. The Company has evaluated the impact of comprehensive income components on the Company's financial statements and has determined that the amounts are immaterial to the financial statements taken as a whole.

NOTE 6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131") which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. In addition, SFAS 131 establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will comply with the requirements of SFAS 131 in its annual consolidated financial statements for the year ending March 31, 1999.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). The Company is required to adopt this statement for the year ending March 31, 2001. Statement 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company is not able to currently determine the effect, if any, that adoption will have on its financial position, results of operations or cash flows.

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

     The following table sets forth certain condensed consolidated results of operations data as a percentage of total revenue for the three months ended June 30, 1998 and 1997.

                                                 Three months ended June 30,
                                                      1998           1997
                                                ---------------  ------------
                                                   (unaudited)    (unaudited)
Revenue:
  License fees                                          45.9%          54.3%
  Maintenance and services                              54.1           45.7
                                                      ------         ------
    Total revenue                                      100.0          100.0
                                                      ------         ------
                                                      ------         ------
Cost of revenue:
  Cost of license fees                                   1.3            0.5
  Cost of maintenance and services                      27.2           28.1
                                                      ------         ------
    Total cost of revenue                               28.5           28.6
                                                      ------         ------
Gross profit                                            71.5           71.4

Operating expense:
  Sales and marketing                                   55.2           63.1
  Product development and engineering                   22.8           20.8
  General and administrative                             7.8           10.5
                                                      ------         ------
    Total operating expense                             85.8           94.4

Operating loss                                         (14.3)         (23.0)
                                                      ------         ------
Interest income, net                                     2.1            3.8
                                                      ------         ------
Loss before income taxes                               (12.2)         (19.2)

Provision (benefit) for income taxes                     0.7           (3.9)
                                                      ------         ------
Net loss                                               (12.9)%        (15.3)%
                                                      ------         ------
                                                      ------         ------

RESULTS OF OPERATIONS

     REVENUE. The Company's total revenue consists of license fees for its Forte Application Environment and related products as well as associated maintenance and services revenue. The Company licenses software under non-cancelable license agreements and provides services including maintenance, training and consulting. License fees revenue is recognized when a non-cancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable and collectibility is reasonably assured. License fees revenue from distributors is generally recognized as sales to end users are reported, the product is shipped and collectibility is assured. Fees for services are charged separately from the license of the Company's software products. Maintenance revenue consists of fees for ongoing support and product updates and is recognized ratably over the term of the contract, which is typically twelve months. Revenue from training is recognized upon completion of the related training class. Consulting revenue is recognized as the services are performed. Allowances for credit risks and for estimated future returns are provided for upon product shipment. Returns to date have not been material. Actual credit losses and returns may differ from the Company's estimates and such differences could be material to the consolidated financial statements.

     The Company's license agreements typically require the payment of a nonrefundable, one-time license fee for a license of perpetual term. Customers make separate payments for annual maintenance and other services. The Company can terminate the license agreement only upon a material breach by the other party, provided that the breach is not cured within a specified cure period.

     The Company's total revenue increased 24 percent to $18.2 million from $14.7 million for the quarter ended June 30, 1998 and 1997, respectively. United States revenue increased by 2 percent to $8.6 million from $8.4 million for the quarter ended June 30, 1998 and 1997, respectively. International revenue increased by 53 percent to $9.5 million from $6.2 million for the quarter ended June 30, 1998 and 1997, respectively. The United States revenue increase was primarily due to an increase in maintenance and services revenue. The International revenue increase was due to an increased license, maintenance and services revenue as the Company continued to expand its International sales organization. During the quarter ended June 30, 1998, sales offices in Belgium, Canada and Switzerland were added to the direct International sales organization.

     The Company's license fees revenue increased 5 percent to $8.3 million from $8.0 million for the quarter ended June 30, 1998 and 1997, respectively. The Company believes that United States license fees revenue has been impacted by a slowdown in the overall market for enterprise application development software, and the extended sales productivity ramp up needed for the Company's new sales representatives. The Company believes the market slowdown resulted from several factors, including but not limited to (1) a diversion of customer resources from enterprise application development to the Year 2000 Problem, (2) a general shortage of qualified programmers and a shift of available programming resources from corporate users to systems integrators, (3) market confusion caused by the complex and rapidly changing mix of alternative technologies for enterprise application development, and
(4) the increased availability and popularity of packaged software applications. The Company believes market factors have resulted in progressively longer and more complex sales cycle for the Company's products.

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

     The Company's services revenue increased 46 percent to $9.8 million from $6.7 million for the quarter ended June 30, 1998 and 1997, respectively. The increase in total maintenance and services revenue was primarily a result of the growing installed base in the Company's software products and the associated increase in demand for maintenance, training and consulting services. Services revenue as a percentage of total revenue may vary between periods as a result of changes in demand for the Company's services and changes in the rate of growth of license fees revenue.

     International revenue includes all revenue other than from the United States. International revenue includes sales from the Company's direct sales organizations in Europe, Canada and Australia and export sales through distributors and resellers in Europe, Asia and other areas of the world. International sales accounted for 52 percent and 42 percent of total revenue for the quarter ended June 30, 1998 and 1997, respectively. Direct sales through the Company's European, Canadian and Austrailian subsidiaries totaled $6.9 million and $4.2 million for the quarter ended June 30, 1998 and 1997, respectively. The table below sets forth the Company's export sales data from the United States for the first quarter ended June 30, 1998 and 1997.

                              (in thousands)
                        Three months ended June 30,
                              1998      1997
                       -----------------------------
Total export revenue          $2,630    $1,988
Total direct revenue           6,890     4,221
                       -----------------------------
Total International           $9,520    $6,209
                       -----------------------------
                       -----------------------------

     The increase in international revenue reflects growing direct sales presence in Europe through the Company's international direct sales organization, partially offset by lower revenue in Asia and Latin America. The economic crises in Asia has not had a material impact on the Company's revenue. Revenue from Asian markets were less then five percent of total revenue for each of the quarters presented. The Company expects that international license and related maintenance and services revenue will continue to account for a significant portion of its total revenue in the future. The Company believes that in order to increase sales opportunities and market share, it will be required to continue expanding its international sales organization. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Forte and related products. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially and adversely affected.

 COST OF REVENUE

     COST OF LICENSE FEES REVENUE. Cost of license fees revenue consists primarily of royalties paid to third-party vendors, product packaging, documentation and production. Cost of license fees revenue was $234,000 and $69,000 for the quarter ending June 30, 1998 and 1997 respectively, representing 3 percent and 1 percent of license fees revenue, respectively. The increase is primarily due to royalties paid to third-party vendors. Additionally, cost of license fees revenue varies as a percentage of license fees revenue because costs of media production and product packaging have not been material and have been expensed as incurred. Such costs are dependent on the number of new releases in a given quarter.

     COST OF MAINTENANCE AND SERVICES REVENUE. Cost of maintenance and services revenue consists primarily of personnel-related and facilities costs incurred in providing customer support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of maintenance and services revenue was $4.9 million and $4.1 million for the quarter ending June 30, 1998 and 1997 respectively, representing 50 percent and 62 percent of maintenance and services revenue, respectively. The decrease in cost of maintenance and services revenue for the quarter ended June 30, 1998 as a percentage of maintenance and services revenue was primarily due to improved economies of scale of the technical support center and increased productivity from training, support and consulting personnel. The Company does not expect its cost of maintenance and services revenue to continue to materially decrease as a percentage of maintenance and services revenue. The cost of services as a percentage of services revenue may vary between periods due to the mix of services provided by the Company and the extent to which external contractors are used to provide those services.

OPERATING EXPENSE

     SALES AND MARKETING. Sales and marketing expense consists primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment and promotional expenses and advertising. Sales and marketing expense increased to $10.0 million for the quarter ended June 30, 1998 from $9.3 million for the quarter ended June 30, 1997. This increase reflects the hiring of additional sales and marketing personnel, and their related costs, as well as increased costs associated with expanded promotional and advertising activities. Sales and marketing expense represented 55 percent and 63 percent of total revenue for the quarter ended June 30, 1998 and 1997, respectively. While decreasing as a percentage of total revenue, sales and marketing expense increased in absolute dollars due to expansion of the Company's international direct sales organization. The Company has announced a re-organization of its US sales organization. The direct sales organization is being reduced to reflect the Company's anticipated short-term revenue opportunities and the partnering/channel organization is being emphasized to leverage this channel of distribution. The re-organization was completed prior to July 31, 1998 and did not result in a significant charge to expense for severance and other costs associated with the re-organization. The Company anticipates that sales and marketing expense will decrease as a percentage of revenue over the next several quarter.

     PRODUCT DEVELOPMENT. Product development expense consists primarily of salaries and other personnel-related expense and depreciation of development equipment. The Company believes that a significant level of investment for product development is required to remain competitive. Product development expense increased to $4.1 million for the quarter ended June 30, 1998 from $3.0 million for the quarter ended June 30, 1997. This increase was primarily attributable to additional hiring of product development personnel. Product development expense represented 23 percent and 21 percent of total revenue for the quarter ended June 30, 1998 and 1997, respectively. The increase in product development expense as a percentage of total revenue was primarily due to the Company's continued investment in significant Internet, Java and mainframe development activities, the increase in the number of product development personnel, and the outsourcing of certain development work. The Company anticipates that it will continue to devote substantial resources to product development activities. All costs incurred in the research and development of software products and enhancements to existing software products have been expensed as incurred; accordingly, cost of license fees revenue includes no amortization of capitalized software development costs.

     GENERAL AND ADMINISTRATIVE. General and administrative expense consists of costs for the Company's human resources, finance, information technology and general management functions. General and administrative expense decreased to $1.4 million for the quarter ended June 30, 1998 from $1.5 million for the quarter ended June 30, 1997. General and administrative expense represented 7.8 percent and 10.5 percent of total revenue for the quarter ended June 30, 1998 and 1997, respectively. The Company believes that its general and administrative expense will increase in dollar amount in the future as a result of the expansion of the Company's administrative staff to support its growing operations.

     PROVISION FOR INCOME TAXES. There was no provision for federal or state income taxes for the quarter ended June 30, 1998 as the Company incurred net operating losses, and there can be no assurance that the Company will realize the benefit of the net operating loss carryforwards. The Company recorded $128,000 in foreign income tax withholdings on certain license and services fees paid to the Company by foreign licensees.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations and investments in furniture and equipment through an initial public offering of common stock on March 11, 1996 with net proceeds of $34.3 million. The Company used cash of $2.5 million in operating activities for the quarter ended June 30, 1998 compared to cash used in operating activities of $5.6 million for the quarter ended June 30, 1997. The net cash used in operating activities resulted primarily from the net loss for the quarter and decreases in accounts payable, accrued expense, other liabilities and deferred revenue, partially offset by a decrease in accounts receivable. At June 30, 1998, Company's accounts receivable days sales outstanding ("DSO") decreased by 13 percent to 86 days from 99 days at June 30, 1997. This decrease resulted primarily from the timing of payments received and increased revenue during the current quarter. The Company's DSO could vary significantly on a quarterly or yearly basis.

     The Company's investing activities consisted of the purchases of interest-bearing securities representing a shift from cash equivalents to short-term investments, as well as purchases of property and equipment. Capital expenditures were $0.2 million for the quarter ended June 30, 1998 compared to $1.2 million for the quarter ended June 30, 1997. Capital expenditures consisted of purchases of computer equipment and office furniture. For the quarter ended June 30, 1997, the Company was in the process of expanding its headquarter offices, thus incurring significant leasehold improvements and furniture additions compared to the quarter ended June 30, 1998. At June 30, 1998, the Company did not have any material commitments for capital expenditures.

     At June 30, 1998, the Company had $32.2 million in cash and cash equivalents and short-term investments and $29.5 million in working capital. The Company believes that its existing cash and cash equivalents and short-term investments will be adequate to meet its cash needs for at least the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive.

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

     LIMITED OPERATING HISTORY; HISTORY OF OPERATING LOSSES. The Company was founded in February 1991 and first shipped product in August 1994. After achieving profitability from December 1995 through March 31, 1997, the Company incurred net losses for each subsequent quarter through the quarter ended June 30, 1998. At June 30, 1998, the Company had an accumulated deficit of $32.0 million. A substantial portion of the accumulated deficit is due to the deployment of significant resources to the Company's product development, sales and marketing organizations. The Company expects to continue to devote substantial resources in these areas and as a result will need to significantly increase revenue to return to profitability. There can be no assurance that any of the Company's business strategies will be successful or the Company will be profitable in any future quarter or period.

     POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; UNCERTAINTY OF FUTURE OPERATING RESULTS; SEASONALITY; EXPECTED LOSS IN QUARTER ENDING SEPTEMBER 30, 1998. The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, depending on factors such as the size and timing of significant orders and their fulfillment, demand for the Company's products, changes in pricing policies by the Company or its competitors, the number, timing and significance of product enhancements and new product announcements by the Company and its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis, the rate of adoption and use of the Company's products by third-party system integrators and value added resellers, changes in the level of operating expense, changes in the Company's sales incentive plans, budgeting cycles of its customers, customer order deferrals due to intervening information technology projects of a higher priority such as, the Year 2000 Problem, or in anticipation of enhancements or new products offered by the Company or its competitors or other causes, the cancellation of licenses during the warranty period or non-renewal of maintenance agreements, product life cycles, software bugs and other product quality problems, personnel changes, changes in the Company's strategy, the level of international expansion, seasonal trends and general domestic and international economic and political conditions, among others. A significant portion of the Company's total revenue has been, and the Company believes will continue to be, derived from a limited number of orders placed by large organizations, and the timing of such orders and their fulfillment has caused and could continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. In addition, competition for sales personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate and retain highly qualified sales personnel in the future. The timing of the Company's hiring of new sales personnel and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results. Due to the foregoing factors, quarterly revenue and operating results are difficult to forecast. Revenue is also difficult to forecast because the market for distributed enterprise application development software is rapidly evolving, and the Company's sales cycle, from initial evaluation to purchase and the provision of support services, is lengthy and varies substantially from customer to customer. Product orders are typically shipped shortly after receipt, and consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's total revenue. As a result, license fees revenue in any quarter is substantially dependent on orders booked and shipped in that quarter. Due to all of the foregoing, revenue for any future quarter is not predictable with any significant degree of accuracy. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. The prior revenue growth experienced by the Company should not be considered indicative of future revenue growth, if any, or of future operating results. Failure by the Company, for any reason, to increase total revenue would have a material adverse effect on the Company's business, operating results and financial condition.

     To achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, the Company has often recognized a substantial portion of its revenue in the last month, or even weeks or days, of a quarter. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenue and are therefore relatively fixed in the short term. If revenue levels fall below expectations, net income is likely to be disproportionately adversely affected because a proportionately smaller amount of the Company's expense varies with its revenue. There can be no assurance that the Company will be able to return to profitability on a quarterly or annual basis in the future. Due to all the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

     The operating results of many software companies reflect seasonal trends, and the Company expects to be affected by such trends in the future. Due to the market slowdown and other factors discussed above in the "Results of Operations" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company expects to incur a net loss for the quarter ended September 30, 1998. The Company believes that it is likely that it will experience lower revenue in its quarter ending June 30 as a result of efforts by its direct sales organization to meet the March 31 fiscal year-end sales quotas. Since international operations constitute a significant percentage of the Company's total revenue, the Company anticipates that it may also experience relatively weaker demand in the quarter ending September 30 as a result of reduced sales activity in Europe during the summer months.

     PRODUCT CONCENTRATION; IMPACT OF MARKET FACTORS. All of the Company's revenue has been attributable to sales of Forte and related products and services. The Company currently expects Forte and related products and services to account for all or substantially all of the Company's future revenue. As a result, factors adversely affecting the pricing of or demand for Forte and related products, such as competition or technological change, could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of Forte and related products. There can be no assurance that the Company will continue to be successful in marketing the Forte product, related products or other products. The Company's prior revenue growth should not be considered indicative of future revenue growth, as there can be no assurance that the market for Forte and related products, or the market for products used in the development, deployment and management of distributed applications, will continue to grow. Recently, industry analysts and competitors have noted that market demand in the enterprise application development sector appears to be slowing, and predicted that the prior success achieved by that sector may not continue in future periods, due to a variety of factors including but not limited to (1) a diversion of customer resources from enterprise application development to the Year 2000 Problem and other higher priority information technology projects, (2) a general shortage of qualified programmers and a shift of available programming resources from corporate users to systems integrators, (3) market confusion caused by the complex and rapidly changing mix of alternative technologies for enterprise application development, and (4) the increased availability and popularity of packaged software applications. Additionally, recent instability in the economies and financial markets in the Asia-Pacific region, which had previously been regarded as a potentially strong source of revenue growth for enterprise software vendors, has introduced additional uncertainty concerning the sector. If the market for Forte and related products or enterprise application development products used in the development, deployment and management of distributed applications fails to grow, or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially and adversely affected.

     DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant degree upon the continuing contributions of its key management, sales, marketing, software development and customer support personnel, and its ability to attract and retain such highly-skilled personnel. The loss of key personnel could materially and adversely affect the Company. Competition for qualified personnel is intense, particularly in the sales and software development areas, and there can be no assurance that the Company can retain its existing personnel or that it can attract, assimilate and retain additional highly qualified personnel in the future. The timing of the Company's hiring of new sales personnel and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results. The Company has at times experienced and continues to experience difficulty in recruiting and retaining qualified personnel. The Company has experienced significant turnover in its North America sales organization during fiscal year 1998 and the first quarter in fiscal 1999. Competitors and others have in the past and may in the future attempt to recruit the Company's employees. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

     RISKS ASSOCIATED WITH EXPANDING DISTRIBUTION. To date, the Company has sold its products through its direct and indirect sales force, systems integrators, distributors and value added resellers. The Company's customers and potential customers often rely on third-party system integrators and value added resellers to develop and deploy distributed applications. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting, training and retaining sufficient sales personnel and establishing and maintaining relationships with distributors, resellers and systems integrators. Although the Company is currently investing, and plans to continue to invest significant resources to maintain and selectively expand its sales force and to develop relationships with third-party distributors, resellers and systems integrators, the Company has at times experienced and continues to experience difficulty in recruiting and retaining qualified sales personnel and in establishing necessary third-party relationships. There can be no assurance that the Company will be able to successfully hire, train and retain needed sales personnel or develop and maintain sufficient third-party relationships, or that such efforts will result in an increase in revenue. Any failure by the Company to maintain a sufficiently large and trained sales force and continue to establish other distribution channels would materially and adversely affect the Company's business, operating results and financial condition.

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

     NEW ACCOUNTING STANDARDS. Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-4, was issued in October 1997 and addresses software revenue recognition matters. The SOP supersedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997. The Company was required to adopt this SOP in its first quarter of fiscal year 1999 and restatement of prior financial statements was prohibited. Based upon its reading and interpretation of SOP 97-2, the Company believes its current revenue recognition policies and practices are materially consistent with the SOP. However, implementation guidelines for this standard have not yet been issued and a wide range of potential interpretations are being discussed by the accounting profession. Once available, such implementation guidance could lead to unanticipated changes in the Company's current revenue accounting practices, and such changes could materially and adversely affect the Company's future revenue and operating results.

     Such implementation guidance may necessitate substantial changes in the Company's business practices in order for the Company to continue to recognize a substantial portion of its license fees revenue upon delivery of its software products. Such changes may reduce demand, extend sales cycles, increase administrative costs and otherwise adversely affect operations. In addition, the Company may be put at a competitive disadvantage relative to foreign based competitors not subject to U.S. generally accepted accounting principles.

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

     LIMITED DEPLOYMENT; DEPENDENCE ON SYSTEM INTEGRATORS AND VALUE ADDED RESELLERS. The Company first shipped Forte in August 1994. To date, only a limited number of the Company's customers have completed the development and deployment of distributed applications using Forte and related products. If any of the Company's customers are not able to successfully develop and deploy distributed applications with Forte and related products, the Company's reputation could be damaged, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company expects that a significant percentage of its future revenue will be derived from sales to existing customers. If existing customers have difficulty deploying applications built with Forte and related products or for any other reason are not satisfied with Forte products, the Company's business, operating results and financial condition would be materially and adversely affected. The Company's customers and potential customers often rely on third-party system integrators and value added resellers to develop and deploy distributed applications. If the Company is unable to adequately train a sufficient number of system integrators and value added resellers or if, for any reason, a large number of such integrators and value added resellers adopt a product or technology other than Forte, the Company's business, operating results and financial condition would be materially and adversely affected.

     RISK OF SOFTWARE DEFECTS. Software products as internally complex as Forte and related products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. The Company introduced Release 2.0 of Forte in November 1995, Release 3.0 of Forte in August in 1997 and the initial release of Forte Conductor in September

1997. Despite extensive product testing by the Company, the Company has discovered software errors in its releases after their introduction. Although the Company has not experienced material adverse effects resulting from any such defects or errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, defects and errors will not be found in current versions, new versions, new product or enhancements to existing products after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

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

     RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Revenue from foreign subsidiaries and export sales accounted for 52 percent and 42 percent of the Company's total revenue for the quarter ended June 30, 1998 and 1997, respectively. The Company currently has international sales offices located in Australia, Belgium, Canada, France, Germany, Holland, Switzerland, and the United Kingdom which have generated substantially all direct international revenue recognized by the Company to date. The Company believes that in order to increase sales opportunities and regain profitability, it will be required to continue to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Forte and related products. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially and adversely affected.

     International operations are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, costs of localizing products for foreign markets, longer accounts receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences, and political and economic instability. There can be no assurance that the Company or its distributors or resellers will be able to sustain or increase international revenue from licenses or from maintenance and service, or that the foregoing factors will not have a material adverse effect on the Company's future international revenue and, consequently, on the Company's business, operating results and financial condition. The Company's direct international revenue is generally denominated in local currencies. The Company does not currently engage in hedging activities. Revenue generated by the Company's distributors and resellers are generally paid to the Company in United States dollars. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on revenue from international sales and thus the Company's business, operating results and financial condition.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27 Financial data schedule

     (b)  REPORTS ON FORM 8-K
          No reports on Form 8-K have been filed during the quarter ended June 30, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oakland, State of California, on this 12th day of August, 1998.

                              FORTE SOFTWARE, INC.

                              By:    /s/ BOB L. COREY



                              Bob L. Corey

                              SENIOR VICE PRESIDENT, FINANCE AND ADMINISTRATION, CHIEF FINANCIAL OFFICER AND SECRETARY