Form 10-Q
period 1998-09-30
FORTE SOFTWARE INC \DE\
filed 1998-11-16
CIK 1006370

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q
(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended September 30, 1998
                                                 ------------------

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the transition period from _____ to_____

                         Commission file number: 0-27838

                              --------------------

                              FORTE SOFTWARE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                            94-3131872
-------------------------------                          --------------------
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

                                                          Yes X   No
                                                             ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $0.01 par value                    20,009,863
        (Class of common stock)        (Shares outstanding at November 2, 1998)

FORTE SOFTWARE, INC.
FORM 10-Q QUARTERLY REPORT
QUARTER ENDED SEPTEMBER 30, 1998

Table of Contents

PART I     FINANCIAL INFORMATION

                                                                              Page
                                                                              -----
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet
           At September 30, 1998 and March 31, 1998                              3

           Condensed Consolidated Results of Operations
           For the Three and Six Months Ended September 30, 1998 and 1997        4

           Condensed Consolidated Statement of Cash Flow
           For the Six Months Ended September 30, 1998 and 1997                  5

           Notes to Condensed Consolidated Financial Statements                  6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                  10


Part II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                    27

Item 5.    Other Information                                                    27

Item 6.    Exhibits, Financial Statement Schedules and Reports on Form 8-K      27

Signatures                                                                      28

PART 1.
ITEM 1.  FINANCIAL STATEMENTS

                              FORTE SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS; UNAUDITED)

                                                              ------------------------------
                                                              September 30,      March 31,
                                                                   1998            1998
                                                              --------------     -----------
ASSETS
Current assets:
    Cash and cash equivalents                                    $ 13,849         $ 13,358
    Short-term investments                                         14,087           20,802
    Accounts receivable, net                                       19,967           20,277
    Prepaid expense and other current assets                        2,644            1,635
                                                                 --------         --------
Total current assets                                               50,547           56,072

Equipment and leasehold improvements, net                           6,250            7,416
Other assets                                                        1,319              250
                                                                 --------         --------
Total assets                                                     $ 58,116         $ 63,738
                                                                 --------         --------
                                                                 --------         --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                             $  2,550         $  1,530
    Accrued expenses and other liabilities                          8,686           11,503
    Deferred revenue                                                9,887           12,312
    Current portion of capital lease obligations                      277              695
                                                                 --------         --------
Total current liabilities                                          21,400           26,040

Capital lease obligations, due after one year                         123              123
Deferred revenue                                                       72              265
Commitments
Stockholders' equity:
    Common stock                                                      199              195
    Additional paid-in capital                                     67,974           66,851
    Accumulated deficit                                           (31,677)         (29,663)
    Foreign currency translation adjustments                           25              (73)

Total stockholders' equity                                         36,521           37,310
                                                                 --------         --------
Total liabilities and stockholders' equity                       $ 58,116         $ 63,738
                                                                 --------         --------
                                                                 --------         --------

See accompanying notes to Condensed Consolidated Financial Statements.

                              FORTE SOFTWARE, INC.
                  CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)


                                              Three months ended          Six months ended
                                                 September 30,              September 30,
                                            ----------------------       ---------------------
                                              1998          1997           1998       1997
                                              ----          ----           ----       ----
Revenue:
    License fees                            $ 8,732       $  9,919        $17,063     $17,884
    Maintenance and services                  9,780          7,569         19,605      14,278
                                            -------       --------        -------     -------
  Total revenue                              18,512         17,488         36,668      32,162
                                            -------       --------        -------     -------
Cost of revenue:
    Cost of license fees                        112            171            346         240
    Cost of maintenance and services          5,168          4,509         10,102       8,638
                                            -------       --------        -------     -------
  Total cost of revenue                       5,280          4,680         10,448       8,878

    Gross profit                             13,232         12,808         26,220      23,284

Operating expenses:
    Sales and marketing                       8,035         10,752         18,064      20,009
    Product development and engineering       3,872          3,667          8,017       6,713
    General and administrative                1,272          1,907          2,689       3,454
                                            -------       --------        -------     -------
  Total operating expenses                   13,179         16,326         28,770      30,176
                                            -------       --------        -------     -------
Operating income (loss)                          53         (3,518)        (2,550)     (6,892)
Interest income, net                            360            515            745       1,068
                                            -------       --------        -------     -------
Income (loss) before income taxes               413         (3,003)        (1,805)     (5,824)
Provision (benefit) for income taxes             81            (20)           209        (595)
                                            -------       --------        -------     -------
Net income (loss)                           $   332       $ (2,983)       $(2,014)    $(5,229)
                                            -------       --------        -------     -------
                                            -------       --------        -------     -------

Net income (loss) per share---basic         $  0.02       $  (0.15)       $ (0.10)    $ (0.27)
                                            -------       --------        -------     -------
                                            -------       --------        -------     -------
Net income (loss) per share---diluted       $  0.02       $  (0.15)       $ (0.10)    $ (0.27)
                                            -------       --------        -------     -------
                                            -------       --------        -------     -------
Shares used in per share calculation
           Basic                             19,870         19,296         19,778      19,200
                                            -------       --------        -------     -------
                                            -------       --------        -------     -------
           Diluted                           20,864         19,296         19,778      19,200
                                            -------       --------        -------     -------
                                            -------       --------        -------     -------

See accompanying notes to Condensed Consolidated Financial Statements.

                              FORTE SOFTWARE, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                            (IN THOUSANDS; UNAUDITED)

                                                                       Six Months Ended September 30,
                                                                       ------------------------------
                                                                            1998             1997
                                                                          --------         --------
OPERATING ACTIVITIES
Net loss                                                                  $ (2,014)        $ (5,229)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                              2,144            1,879
  Changes in operating assets and liabilities:
    Accounts receivable                                                        316              659
    Prepaid expenses and other assets                                         (983)          (1,172)
    Accounts payable                                                         1,026             (441)
    Accrued expenses and other liabilities                                  (2,817)          (1,300)
    Deferred revenue                                                        (2,618)          (1,463)
                                                                          --------         --------
Net cash used in operating activities                                       (4,946)          (7,067)
                                                                          --------         --------

INVESTING ACTIVITIES
Purchases of equipment and leasehold improvements                             (978)          (2,628)
Purchases of short-term investments                                         (6,599)          (5,492)
Maturities of short-term investments                                        13,400            3,350
Loan to officer                                                             (1,095)               -
                                                                          --------         --------
Net cash provided by (used in) investing activities                          4,728           (4,770)
                                                                          --------         --------

FINANCING ACTIVITIES
Reduction in capital lease obligations                                        (418)            (493)
Proceeds from issuance of common stock                                       1,127            1,576
                                                                          --------         --------
Net cash provided by financing activities                                      709            1,083
                                                                          --------         --------
Increase (decrease) in cash and cash equivalents                               491          (10,754)
Cash and cash equivalents at beginning of period                            13,358           35,103
                                                                          --------         --------
Cash and cash equivalents at end of period                                $ 13,849         $ 24,349
                                                                          --------         --------
                                                                          --------         --------

See accompanying notes to Condensed Consolidated Financial Statements.

                             FORTE SOFTWARE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flow for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The condensed consolidated results of operations for the three and six month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for entire fiscal year ending March 31, 1999. The March 31, 1998 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2. NET INCOME (LOSS) PER SHARE

         Basic net income (loss) per share is computed using the weighted average number of shares outstanding during the period. Diluted net income
(loss) per share is computed using the weighted average number of common shares plus the dilutive effect of outstanding stock options using the "treasury stock" method. The following table shows the computation of basic and diluted net income (loss) per share.

                                                   Three Months Ended            Six Months Ended
                                                       September 30,                 September 30,
                                                 -----------------------       ---------------------
                                                 1998             1997          1998           1997
                                                 ------         -------        -------       -------
                                                         (in thousands, except per Share data)
Net income (loss)                                $   332        $(2,983)        $(2,014)     $ (5,229)
                                                 -------        -------         -------      --------
Shares used in computing basic net
  income (loss) per share                         19,870         19,296          19,778        19,200
Effect of diluted securities (If their
  inclusion would not be antidilutive)               994              -               -             -
                                                 -------        -------         -------      --------
Shares used in computing diluted net
  income (loss) per share                         20,864         19,296           19,778       19,200
                                                 -------        -------         -------      --------
                                                 -------        -------         -------      --------
Basic                                            $  0.02        $ (0.15)        $  (0.10)     $ (0.27)
                                                 -------        -------         -------      --------
                                                 -------        -------         -------      --------
Diluted                                          $  0.02        $ (0.15)        $  (0.10)     $ (0.27)
                                                 -------        -------         -------      --------
                                                 -------        -------         -------      --------

                            FORTE SOFTWARE, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                (UNAUDITED)

NOTE 3. SHORT-TERM INVESTMENTS

         As of September 30, 1998, all short-term investments were classified as available-for-sale securities pursuant to the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are stated at estimated fair market value. Differences between the estimated fair market value and cost were not material.

         The following is a summary of the Company's investments and a reconciliation of the Company's investments to the condensed consolidated balance sheet at September 30, 1998 (in thousands).


                                          Estimated
                                            Fair
                                            Value
                                           --------
Commercial Paper                           $ 8,137
Treasury Notes                               2,082
Medium Term Notes                            7,865
Corporate Notes                              3,776
Money Market Funds                               6
                                           -------

Total investments                          $21,866
                                           -------
                                           -------

                                          Estimated
                                            Fair
                                            Value
                                           --------
Cash equivalents                           $ 7,779
Short-term investments                      14,087
                                           -------

Total investments                           21,866

Cash                                         6,070
                                           -------

Total cash, cash equivalents and
short-term investments                     $27,936
                                           -------
                                           -------

                           FORTE SOFTWARE, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                (UNAUDITED)

NOTE 4. LOAN TO OFFICER

      In August and September 1998, the Company loaned one of its executive officers a promissory note for $1.1 million. This non-recourse note is collateralized at 140 percent of the loan value in shares of the Company's common stock owned by this individual, and is due and payable to the Company in August 2000 at an interest rate of seven and one-half percent per annum. Amount is classified in other assets in the Company's Condensed Consolidated Balance Sheet. In October 1998, a $0.2 million payment was received and applied against this loan balance.

NOTE 5. REPRICING OF STOCK OPTIONS

      In August 1998, the Company offered all employees the choice to exchange options to purchase shares of the Company's common stock for new options with an exercise price of $4.125 per share. All options that were exchanged continued to vest under the original terms of the option grant, except that no options were exercisable for a period of nine months from the exchange date.

NOTE 6. REVENUE RECOGNITION

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

NOTE 7. COMPREHENSIVE INCOME

         Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 requires certain revenues, expenses, gains or losses that, prior to adoption, were reported separately in stockholders' equity and excluded from net income (loss) to be included in other comprehensive income (loss). The Company has evaluated the impact of comprehensive income components on the Company's financial statements and has determined that the amounts are immaterial to the financial statements taken as a whole.

NOTE 8. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. In addition, SFAS 131 establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will comply with the requirements of SFAS 131 in its annual consolidated financial statements for the year ending March 31, 1999.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Company is required to adopt this statement for its fiscal year ending March 31, 2001. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. The Company is not currently able to determine the effect, if any, that adoption will have on its consolidated financial position, results of operations or cash flow.

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

         The following table sets forth certain unaudited condensed consolidated results of operations data as a percentage of total revenue for the three and six months ended September 30, 1998 and 1997.

                                              Three months ended          Six months ended
                                                 September 30,              September 30,
                                            ----------------------       ---------------------
                                              1998          1997          1998       1997
                                              ----          ----          ----       ----
Revenue:
  License fees                                 47.2%        56.7%          46.5%      55.6%
  Maintenance and services                     52.8         43.3           53.5       44.4
                                            -------        -----          -----      -----
    Total revenue                             100.0        100.0          100.0      100.0
                                            -------        -----          -----      -----
                                            -------        -----          -----      -----
Cost of revenue:
  Cost of license fees                          0.6          1.0            0.9        0.7
  Cost of maintenance and services             27.9         25.8           27.6       26.9
                                            -------        -----          -----      -----
    Total cost of revenue                      28.5         26.8           28.5       27.6
                                            -------        -----          -----      -----
Gross profit                                   71.5         73.2           71.5       72.4
Operating expense:
  Sales and marketing                          43.4         61.5           49.3       62.2
  Product development and engineering          20.9         20.9           21.9       20.9
  General and administrative                    6.9         10.9            7.3       10.7
                                            -------        -----          -----      -----
    Total operating expense                    71.2         93.3           78.5       93.8

Operating income (loss)                         0.3        (20.1)          (7.0)     (21.4)
                                            -------        -----          -----      -----
Interest income, net                            1.9          2.9            2.0        3.3
                                            -------        -----          -----      -----
Income (loss) before income taxes               2.2        (17.2)          (5.0)     (18.1)

Provision (benefit) for income taxes            0.4         (0.1)            0.5      (1.8)
                                            -------        -----          -----      -----
Net income (loss)                              1.8%        (17.1)%         (5.5)%    (16.3)%
                                            -------        -----          -----      -----
                                            -------        -----          -----      -----

REVENUE

         The Company's total revenue consists of license fees for its Forte Application Environment and related products, as well as associated maintenance and services revenue. The Company licenses software under non-cancelable license agreements and provides services including maintenance, training and consulting. License fees revenue is recognized when a non-cancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, and collectibility is reasonably assured. License fees revenue from distributors is generally recognized as sales to end users are reported, the product is shipped and collectibility is reasonably assured. Fees for services are charged separately from the license of the Company's software products. Maintenance revenue consists of fees for ongoing support and product updates and is recognized ratably over the term of the contract, which is typically twelve months. Revenue from training is recognized upon completion of the related training class. Consulting revenue is recognized as the services are performed. Allowances for credit risks and for estimated future sales returns are provided for upon product shipment. Returns to date have not been material. Actual credit losses and returns may differ from the Company's estimates and such differences could be material to the consolidated financial statements.

         The Company's license agreements typically require the payment of a nonrefundable, one-time license fee for a license of perpetual term. Customers make separate payments for annual maintenance and other services. The Company can terminate the license agreement only upon a material breach by the other party, provided that the breach is not cured within a specified cure period.

         The Company's total revenue increased 6 percent to $18.5 million for the quarter ended September 30, 1998 from $17.5 million for the same prior year quarter and increased 14 percent to $36.7 million for the six months ended September 30, 1998 from $32.2 million for the same period in the prior year. International revenue was essentially flat at $7.7 million for the quarter ended September 30, 1998, as compared to $7.8 million for the same quarter in the prior year. International revenue increased 23 percent to $17.2 million for the six months ended September 30, 1998 from $14.0 million in the same prior year period. The international revenue increase was due to increased license, maintenance and services revenue as a result of the Company's continued expansion of its international sales organization. Further, international revenue contributed 42 percent of total revenue for the quarter ended September 30, 1998, as compared to 45 percent of total revenue in the same prior year quarter and contributed 47 percent for the six months ended September 30, 1998, as compared to 44 percent for the same prior year period. United States revenue increased by 12 percent to $10.8 million for the quarter ended September 30, 1998 from $9.7 million in the same prior year quarter and increased by 7 percent to $19.4 million for the six months ended September 30, 1998 from $18.2 for the same period in the prior year. Significant growth in domestic maintenance and service revenue contributed to the increase.

         LICENSE FEES REVENUE. The Company's license fees revenue decreased 12 percent to $8.7 million for the quarter ended September 30, 1998 from $9.9 million for the same quarter in the prior year and decreased by 5 percent to $17.1 million for the six months ended September 30, 1998 from $17.9 million for the same prior year period. License fees revenue increased sequentially by 5 percent from $8.3 million for the first quarter ended June 30, 1998. The Company believes that United States license fees revenue has been impacted by a slowdown in the overall market for enterprise application development software. The Company believes the market slowdown resulted from several factors, including but not limited to (1) a diversion of customer resources from enterprise application development to the Year 2000 Issue, (2) a general shortage of qualified programmers and a shift of available programming resources from corporate users to systems integrators, (3) market confusion caused by the complex and rapidly changing mix of alternative technologies for enterprise application development, and (4) the increased availability and popularity of packaged software applications. The Company believes market factors have resulted in a progressively longer and more complex sales cycle for the Company's products.

         The Company believes that companies in its target market have significantly shifted from building internal enterprise applications to using system integrators to develop and deploy their enterprise applications. Also see "Product Concentration; Impact of Market Factors," "Risks Associated with the Year 2000 Issue," "Dependence on Key Personnel," and "Competition" in the section entitled "Business Risks."

         MAINTENANCE AND SERVICES REVENUE. The Company's services revenue increased 29 percent to $9.8 million for the quarter ended September 30, 1998 from $7.6 million for the same quarter in the prior year and increased 37 percent to $19.6 million for the six months ended September 30, 1998 from $14.3 million for the same period in the prior year. The increase in total maintenance and services revenue was primarily a result of the growing installed base in the Company's software products and the associated increase in demand for maintenance, training and consulting services. Services revenue as a percentage of total revenue may vary between periods as a result of changes in demand for the Company's services and changes in the rate of growth of license fees revenue.

         INTERNATIONAL REVENUE. International revenue includes all revenue other than from the United States. International revenue includes sales from the Company's direct sales organizations in Europe, Canada and Australia and export sales through distributors and resellers in Europe, Asia and other areas of the world. Direct sales through the Company's European, Canadian and Australian subsidiaries totaled $5.4 million and $12.2 million for the quarter and six months ended September 30, 1998, respectively, as compared to $5.0 million and $9.3 million for the quarter and six months ended September 30, 1997, respectively. The table below sets forth the Company's export sales data from the United States for the quarter and six months ended September 30, 1998 and 1997.

                      ---------------------------------   -------------------------------
                                (in thousands)                     (in thousands)
                       Three months ended September 30,    Six months ended September 30,
                       --------------------------------   -------------------------------
                           1998                1997           1998                1997
                           ----                ----           ----                ----
Total export revenue      $2,341              $2,756        $  4,971            $  4,744
Total direct revenue       5,357               5,046          12,247               9,267
Total International       $7,698              $7,802        $ 17,218            $ 14,011
                      ---------------------------------   -------------------------------

         The increase in international revenue for the six months ended September 30, 1998, as compared to the same period in the prior year, reflects growing direct sales presence in Europe through the Company's international direct sales organization, partially offset by lower revenue in Asia and Canada. The economic crises in Asia has not had a material impact on the Company's revenue. Revenue from Asian markets were less then 5 percent of total revenue for each of the periods presented. The Company expects that international license and related maintenance and services revenue will continue to account for a significant portion of its total revenue in the future. The Company believes that in order to increase sales opportunities and market share, it will be required to continue expanding its international sales organization. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Forte and related products. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially and adversely affected.

COST OF REVENUE

         COST OF LICENSE FEES REVENUE. Cost of license fees revenue consists primarily of royalties paid to third-party vendors, product packaging, documentation and production. Cost of license fees revenue was $112,000 and $346,000 for the quarter and six months ended September 30, 1998, respectively, as compared to $171,000 and 240,000 for the quarter and six months ended September 30, 1997, respectively. The increase for the first six months of fiscal 1998, as compared to the same period in the prior year, was primarily due to royalties paid to third-party vendors. Additionally, cost of license fees revenue varies as a percentage of license fees revenue because costs of media production and product packaging have not been material and have been expensed as incurred. Such costs are dependent on the number of new releases in a given quarter.

         COST OF MAINTENANCE AND SERVICES REVENUE. Cost of maintenance and services revenue consists primarily of personnel-related and facilities costs incurred in providing customer support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of maintenance and services revenue was $5.2 million and $10.1 million for the quarter and six months ended September 30, 1998, respectively, representing 53 percent and 52 percent of maintenance and services revenue, respectively. Cost of maintenance and services revenue was $4.5 million and $8.6 million for the quarter and six months ended September 30, 1997, respectively, representing 60 percent of maintenance and services revenue for each of those periods. The decrease in cost of maintenance and services revenue for the quarter and six months ended September 30, 1998 as a percentage of maintenance and services revenue was primarily attributable to improved economies of scale of the technical support center and increased productivity from training, support and consulting personnel. The Company does not expect its cost of maintenance and services revenue to continue to materially decrease as a percentage of maintenance and services revenue. The cost of services as a percentage of services revenue may vary between periods due to the mix of services provided by the Company and the extent to which external contractors are used to provide those services.

 OPERATING EXPENSES

         SALES AND MARKETING. Sales and marketing expense consists primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment, promotional expenses and advertising. Sales and marketing expense decreased to $8.0 million for the quarter ended September 30, 1998 from $10.8 million for the same quarter in the prior year. Sales and marketing expenses also decreased to $18.1 million for the six months ending September 30, 1998 from $20.0 million for the same period in the prior year. These decreases were the result of a re-organization of the Company's US sales organization. The direct sales organization was reduced to reflect the Company's anticipated medium-term revenue opportunities, and the partner channel organization is being emphasized to leverage this distribution channel. The re-organization was completed in the quarter ended September 30, 1998 and did not result in a significant charge to expense for severance and other costs associated with the re-organization. Sales and marketing expense represented 43 percent and 49 percent of total revenue for the quarter and six months ended September 30, 1998, respectively, and represented 61 percent and 62 percent of total revenue for the quarter and six months ended September 30, 1997, respectively. The Company anticipates that sales and marketing expense will decrease as a percentage of revenue over the next several quarters.

         PRODUCT DEVELOPMENT. Product development expense consists primarily of salaries and other personnel-related expense, and depreciation of development equipment. The Company believes that a significant level of investment for product development is required to remain competitive. Product development expense increased to $3.9 million and $8.0 million for the quarter and six months ended September 30, 1998, respectively, from $3.7 million and $6.7 million for the quarter and six months ended September 30, 1997, respectively. This increase was primarily attributable to additional hiring of product development personnel. Product development expense represented 21 percent and 22 percent of total revenue for the quarter and six months ended September 30, 1998, respectively, as compared to 21 percent for each of the comparable periods in the prior year. The Company anticipates that it will continue to devote substantial resources to product development activities. All costs incurred in the research and development of software products, and enhancements to existing software products have been expensed as incurred; accordingly, cost of license fees revenue includes no amortization of capitalized software development costs.

          GENERAL AND ADMINISTRATIVE. General and administrative expense consists of costs for the Company's human resources, finance, information technology and general management functions. General and administrative expense decreased to $1.3 million and $2.7 million for the quarter and six months ended September 30, 1998, respectively, from $1.9 million and $3.5 million for the quarter and six months ended September 30, 1997, respectively. General and administrative expense represented 7 percent of total revenue for both the quarter and six months ended September 30, 1998, respectively, as compared to 11 percent for both the quarter and six months ended September 30, 1997, respectively. The reduction in general and administrative expense from prior year was primarily the result of the sublet of excess office space and the reduction in the number of employees in this functional area. The Company believes that its general and administrative expense will increase in dollar amount in the future as a result of the expansion of the Company's administrative staff to support its growing operations.

         PROVISION FOR INCOME TAXES. There was no provision for federal or state income taxes for the quarter and six month periods ended September 30, 1998 and September 30, 1997, respectively, as the Company incurred net operating losses, and there can be no assurance that the Company will realize the benefit of the net operating loss carryforwards. The Company's recorded income tax expense in fiscal 1999 represents foreign income tax withholdings on certain license fees paid to the Company by foreign licensees.

         RISKS ASSOCIATED WITH THE YEAR 2000 ISSUE. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. At present, the Company is nearly complete with regards to the assessment of all systems that could be significantly affected by the Year 2000, including the Company's products, its internal Information Technology, supplier and service provider compliance and operating equipment with embedded chips or software (e.g. laptop computers). The Company has substantially completed the remediation phase and expects to complete this phase of the process by its fiscal first quarter beginning April 1, 1999. Further, the Company plans to begin the testing phase during this same quarter and will begin any required implementations subsequent to the completion of the testing phase.

         The costs incurred in addressing the Year 2000 problem are being expensed as incurred in compliance with generally accepted accounting principles. None of these costs are expected to materially impact the results of operations in any one period. Funding of these costs will come from the Company's normal working capital.

         The Company believes that its products are fully Year 2000 compliant. All Forte products use four digit years for all internal manipulations and representations. In addition, for customers who require the storage and manipulation of two digit years, the Company's current products provide the ability to specify a range of years for comparison and calculation. For example, the customer may specify that the years 0-39 are interpreted as 2000-2039 and the years 40-99 are interpreted as 1940-1999. Using this feature, a customer can save on the amount of data stored and manipulated by the Company. The Company regularly runs regression tests on its software, including tests for the above functionality at the rollover to theYear 2000. Based on the above, it is not expected that the Company's products will be adversely affected by date changes in the year 2000. However, there can be no assurance that the Company's products contain, or will contain all features and functionality considered necessary by customers, distributors, resellers and system integrators to be Year 2000 compliant.

         The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase enterprise application software products such as those offered by the Company. Conversely, Year 2000 issues may cause other companies to accelerate purchases of application development and deployment software to replace non-Year 2000 compliant applications, causing a short-term increase in demand for the Company's products. There is no assurance that such an increase in demand will be realized, or that companies will resume application development if and when they resolve their Year 2000 issues. Either of the foregoing could have a material adverse effect upon the Company's business, operating results and financial condition.

         The Company has queried its significant suppliers and service providers that do not share information systems with the Company. To date, the Company is not aware of any supplier or service provider with a Year 2000 Issue that would materially impact the Company's business, operating results or financial condition. However, the Company has no means of ensuring that suppliers and service providers will be Year 2000 ready. The inability of suppliers and service providers to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by any of the Company's suppliers or service providers is not determinable.

         The Company has prepared a draft contingency plan for certain critical applications and expects to have a finalized draft in the near future. This business recovery plan discusses classified disasters and provides a list of priorities including, for example, customer service, billing and invoicing, and engineering.

         Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which include third-party software and hardware technology. Management of the Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. However, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations and investments in furniture and equipment through an initial public offering of common stock on March 11, 1996 with net proceeds of $34.3 million. The Company used cash of $4.9 million in operating activities for the six months ended September 30, 1998, as compared to cash used in operating activities of $7.1 million for the same prior year period. The net cash used in operating activities during the six months ended September 30, 1998 resulted primarily from the net loss for the period, an increase in prepaid expenses and other assets, and decreases in accrued expenses and other liabilities, and deferred revenue, partially offset by an increase in accounts payable.

         The Company's investing activities consisted of the purchases of interest-bearing securities representing a shift from cash equivalents to short-term investments, as well as purchases of property and equipment, and a loan to an officer of the Company. Capital expenditures were $1.0 million for the six months ended September 30, 1998 compared to $2.6 million for the six months ended September 30, 1997. Capital expenditures consisted of purchases of computer equipment and office furniture. For the six months ended September 30, 1997, the Company was in the process of expanding its headquarter offices, and thus incurred significant leasehold improvement and furniture addition expenditures compared to the six months ended September 30, 1998. At September 30, 1998, the Company did not have any material commitments for capital expenditures.

         At September 30, 1998, the Company had $27.9 million in cash and cash equivalents, and short-term investments and $29.1 million in working capital. The Company believes that its existing cash and cash equivalents, and short-term investments will be adequate to meet its cash needs for at least the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive.

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

         LIMITED OPERATING HISTORY; HISTORY OF OPERATING LOSSES. The Company was founded in February 1991 and first shipped product in August 1994. After achieving profitability from December 1995 through March 31, 1997, the Company incurred net losses for each subsequent quarter through the quarter ended June 30, 1998. The Company showed a modest profit for the quarter ended September 30, 1998. At September 30, 1998, the Company had an accumulated deficit of $31.7 million. A substantial portion of the accumulated deficit is due to the deployment of significant resources to the Company's product development, sales and marketing organizations. The Company expects to continue to devote substantial resources in these areas and as a result will need to significantly increase revenue to return to profitability. There can be no assurance that any of the Company's business strategies will be successful or the Company will be profitable in any future quarter or period.

         POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; UNCERTAINTY OF FUTURE OPERATING RESULTS; SEASONALITY. The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, depending on factors such as the size and timing of significant orders and their fulfillment, demand for the Company's products, changes in pricing policies by the Company or its competitors, the number, timing and significance of product enhancements and new product announcements by the Company and its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis, the rate of adoption and use of the Company's products by third-party system integrators and value added resellers, changes in the level of operating expenses, changes in the Company's sales incentive plans, budgeting cycles of its customers, customer order deferrals due to intervening information technology projects of a higher priority such as, the Year 2000 Issue, or in anticipation of enhancements or new products offered by the Company or its competitors or other causes, the cancellation of licenses during the warranty period or non-renewal of maintenance agreements, product life cycles, software bugs and other product quality problems, personnel changes, changes in the Company's strategy, the level of international expansion, seasonal trends, and general domestic and international economic and political conditions, among others. A significant portion of the Company's total revenue has been, and the Company believes will continue to be, derived from a limited number of orders placed by large organizations, and the timing of such orders and their fulfillment has caused and could continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. In addition, competition for sales personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate and retain highly qualified sales personnel in the future. The timing of the Company's hiring of new sales personnel and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results. Due to the foregoing factors, quarterly revenue and operating results are difficult to forecast. Revenue is also difficult to forecast because the market for distributed enterprise application development software is rapidly evolving, and the Company's sales cycle, from initial evaluation to purchase and the provision of support services, is lengthy and varies substantially from customer to customer. Product orders are typically shipped shortly after receipt of the order, and consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's total revenue. As a result, license fees revenue in any quarter is substantially dependent on orders booked and shipped in that quarter. Due to all of the foregoing, revenue for any future quarter is not predictable with any significant degree of accuracy. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. The prior revenue growth experienced by the Company should not be considered indicative of future revenue growth, if any, or of future operating results. Failure by the Company, for any reason, to increase total revenue would have a material adverse effect on the Company's business, operating results and financial condition.

         To achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, the Company has often recognized a substantial portion of its revenue in the last month, or even weeks or days, of a quarter. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenue and are therefore relatively fixed in the short term. If revenue levels fall below expectations, net income or loss is likely to be disproportionately adversely affected because a proportionately smaller amount of the Company's expense varies with its revenue. There can be no assurance that the Company will be able to maintain profitability on a quarterly or annual basis in the future. Due to all the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

         The operating results of many software companies reflect seasonal trends, and the Company expects to be affected by such trends in the future.

         RISKS ASSOCIATED WITH THE YEAR 2000 ISSUE. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. At present, the Company is nearly complete with regards to the assessment of all systems that could be significantly affected by the Year 2000, including the Company's products, its internal Information Technology, supplier and service provider compliance and operating equipment with embedded chips or software (e.g. laptop computers). The Company has substantially completed the remediation phase and expects to complete this phase of the process by its fiscal first quarter beginning April 1, 1999. Further, the Company plans to begin the testing phase during this same quarter and will begin any required implementations subsequent to the completion of the testing phase.

         The costs incurred in addressing the Year 2000 problem are being expensed as incurred in compliance with generally accepted accounting principles. None of these costs are expected to materially impact the results of operations in any one period. Funding of these costs will come from the Company's normal working capital.

         The Company believes that its products are fully Year 2000 compliant. All Forte products use four digit years for all internal manipulations and representations. In addition, for customers who require the storage and manipulation of two digit years, the Company's current products provide the ability to specify a range of years for comparison and calculation. For example, the customer may specify that the years 0-39 are interpreted as 2000-2039 and the years 40-99 are interpreted as 1940-1999. Using this feature, a customer can save on the amount of data stored and manipulated by the Company. The Company regularly runs regression tests on its software, including tests for the above functionality at the rollover to theYear 2000. Based on the above, it is not expected that the Company's products will be adversely affected by date changes in the year 2000. However, there can be no assurance that the Company's products contain, or will contain all features and functionality considered necessary by customers, distributors, resellers and system integrators to be Year 2000 compliant.

         The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase enterprise application software products such as those offered by the Company. Conversely, Year 2000 issues may cause other companies to accelerate purchases of application development and deployment software to replace non-Year 2000 compliant applications, causing a short-term increase in demand for the Company's products. There is no assurance that such an increase in demand will be realized, or that companies will resume application development if and when they resolve their Year 2000 issues. Either of the foregoing could have a material adverse effect upon the Company's business, operating results and financial condition.

         The Company has queried its significant suppliers and service providers that do not share information systems with the Company. To date, the Company is not aware of any supplier or service provider with a Year 2000 Issue that would materially impact the Company's business, operating results or financial condition. However, the Company has no means of ensuring that suppliers and service providers will be Year 2000 ready. The inability of suppliers and service providers to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by any of the Company's suppliers or service providers is not determinable.

         The Company has prepared a draft contingency plan for certain critical applications and expects to have a finalized draft in the near future. This business recovery plan discusses classified disasters and provides a list of priorities including, for example, customer service, billing and invoicing, and engineering.

         Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which include third-party software and hardware technology. Management of the Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. However, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated.


         PRODUCT CONCENTRATION; IMPACT OF MARKET FACTORS. All of the Company's revenue has been attributable to sales of Forte and related products and services. The Company currently expects Forte and related products and services to account for all or substantially all of the Company's future revenue. As a result, factors adversely affecting the pricing of or demand for Forte and related products, such as competition or technological change, could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of Forte and related products. There can be no assurance that the Company will continue to be successful in marketing the Forte product, related products or other products. The Company's prior revenue growth should not be considered indicative of future revenue growth, as there can be no assurance that the market for Forte and related products, or the market for products used in the development, deployment and management of distributed applications, will continue to grow. Recently, industry analysts and competitors have noted that market demand in the enterprise application development sector appears to be slowing, and predicted that the prior success achieved by that sector may not continue in future periods, due to a variety of factors including but not limited to (1) a diversion of customer resources from enterprise application development to the Year 2000 Issue and other higher priority information technology projects, (2) a general shortage of qualified programmers and a shift of available programming resources from corporate users to systems integrators, (3) market confusion caused by the complex and rapidly changing mix of alternative technologies for enterprise application development, and (4) the increased availability and popularity of packaged software applications. Additionally, recent instability in the economies and financial markets in the Asia-Pacific region, which had previously been regarded as a potentially strong source of revenue growth for enterprise software vendors, has introduced additional uncertainty concerning the sector. If the market for Forte and related products or enterprise application development products used in the development, deployment and management of distributed applications fails to grow, or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially and adversely affected.

         DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant degree upon the continuing contributions of its key management, sales, marketing, software development and customer support personnel, and its ability to attract and retain such highly-skilled personnel. The loss of key personnel could materially and adversely affect the Company. Competition for qualified personnel is intense, particularly in the sales and software development areas, and there can be no assurance that the Company can retain its existing personnel or that it can attract, assimilate and retain additional highly qualified personnel in the future. The timing of the Company's hiring of new sales personnel and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results. The Company has at times experienced and continues to experience difficulty in recruiting and retaining qualified personnel. The Company has experienced significant turnover in its North America sales organization during fiscal year 1998 and the first two quarters of fiscal 1999. Competitors and others have in the past and may in the future attempt to recruit the Company's employees. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

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

         NEW ACCOUNTING STANDARDS. Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-4, was issued in October 1997 and addresses software revenue recognition matters. The SOP supersedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997. The Company was required to adopt this SOP in its first quarter of fiscal year 1999 and restatement of prior financial statements was prohibited. Based upon interpretation of SOP 97-2, the Company believes its current revenue recognition policies and practices are materially consistent with the SOP. However, implementation guidelines for this standard have not yet been issued and a wide range of potential interpretations are being discussed by the accounting profession. Once available, such implementation guidance could lead to unanticipated changes in the Company's current revenue accounting practices, and such changes could materially and adversely affect the Company's future revenue and operating results.

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

         LENGTHY SALES CYCLE. The Company's products are typically used to develop applications that are critical to a customer's business, and the purchase of the Company's products is often part of a customer's larger business process reengineering initiative or implementation of distributed computing. As a result, the license and implementation of the Company's software products generally involves a significant commitment of management attention and resources by prospective customers. Accordingly, the Company's sales process is often subject to delays associated with a long approval process that typically accompanies significant initiatives or capital expenditures. In addition, there are a large number of alternative methods or technologies to develop applications which can require significant time for potential customers to evaluate, and implementation of a favorable decision to license the Company's products may be subject to delay due to higher priority projects such as Year 2000 compliance. For these and other reasons, the sales cycle associated with the license of the Company's products is often lengthy and subject to a number of significant delays over which the Company has little or no control. There can be no assurance that the Company will not experience these and additional delays in the future. Therefore, the Company believes that its quarterly operating results are likely to vary significantly in the future.

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

          PRODUCT LIABILITY. The Company markets Forte to customers for the development, deployment and management of distributed applications. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances, or unfavorable judicial decisions. Although the Company has not experienced any product liability claims to date, the sale and support of Forte by the Company may entail the risk of such claims, which are likely to be substantial in light of the use of Forte in business-critical applications. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

         RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Revenue from foreign subsidiaries and export sales accounted for 42 percent and 45 percent of the Company's total revenue for the quarters ended September 30, 1998 and 1997, respectively. The Company currently has international sales offices located in Australia, Belgium, Canada, France, Germany, Holland, Switzerland, and the United Kingdom which have generated substantially all direct international revenue recognized by the Company to date. The Company believes that in order to increase sales opportunities and regain profitability, it will be required to continue to expand its international operations. The Company has committed, and continues to commit, significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Forte and related products. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially and adversely affected.

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

         PROPRIETARY RIGHTS, RISKS OF INFRINGEMENT AND SOURCE CODE RELEASE. The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has one issued United States patent that expires in 2012 and corresponding patent applications pending in Canada, Australia, Japan and several member countries within the European Patent Organization. There can be no assurance that the Company's patent will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. The Company has obtained registration of the FORTE trademark in six countries and has trademark registration applications pending in numerous additional countries. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. The Company has entered into source code escrow agreements with a limited number of its customers and resellers requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. In addition, Digital Equipment Corporation ("Digital") and Mitsubishi Corporation ("Mitsubishi") each currently possess copies of Forte source code for certain limited purposes, subject to the terms of separate written agreements each company has entered into with the Company. Digital has an option to purchase a non-exclusive, fully-paid license of the Forte source code. Digital's option becomes exercisable if the Company is acquired and the acquiror fails to agree to assume the Company's contractual obligations to Digital. The provision of source code may increase the likelihood of misappropriation by third parties.

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


ITEM 5.  OTHER INFORMATION

STOCKHOLDER PROPOSALS

Proposals of stockholders intended to be presented at the Company's 1999 annual meeting of stockholders must be received at the Company's principal executive offices not later than March 17, 1999 in order to be included in the Company's proxy statement and form of proxy relating to the 1999 annual meeting. Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 1999 annual meeting of stockholders does not notify the Company of such proposal on or prior to May 27, 1999, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 1999 proxy statement. The Company currently believes that the 1999 annual meeting of stockholders will be held during the second week of August 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27.1     Financial data schedule.
              10.16    Full-recourse Promissory Note with Martin J. Sprinzen.
              10.17    Stock Pledge Agreement with Martin J. Sprinzen.
              10.18    Separation and Release Agreement with James Wambach.
              10.19    Severance Agreement with Jay Shiveley.

         (b)  REPORTS ON FORM 8-K

              No reports on Form 8-K have been filed during the quarter ended September 30, 1998.

SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oakland, State of California, on this 13th day of November, 1998.

                                       FORTE SOFTWARE, INC.

                                       By:        /s/ BOB L. COREY



                                       Bob L. Corey

                                       SENIOR VICE PRESIDENT, FINANCE AND
                                       ADMINISTRATION, CHIEF FINANCIAL OFFICER
                                       AND SECRETARY