Form 10-Q
period 1998-12-31
FORTE SOFTWARE INC \DE\
filed 1999-02-12
CIK 1006370

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q
(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended December 31, 1998

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the transition period from _____ to_____

                         Commission file number: 0-27838

                              --------------------

                              FORTE SOFTWARE, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                              94-3131872
               -----------                            ------------
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

                                                           Yes X   No
                                                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value                        20,081,089
   (Class of common stock)             (Shares outstanding at February 1, 1999)

FORTE SOFTWARE, INC.
FORM 10-Q QUARTERLY REPORT
QUARTER ENDED DECEMBER 31, 1998

Table of Contents

PART I     FINANCIAL INFORMATION
                                                                                  Page
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet
           At December 31, 1998 and March 31, 1998                                  3

           Condensed Consolidated Results of Operations
           For the Three and Nine Months Ended December 31, 1998 and 1997           4

           Condensed Consolidated Statement of Cash Flow
           For the Nine Months Ended December 31, 1998 and 1997                     5

           Notes to Condensed Consolidated Financial Statements                     6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                     10


Part II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                       28

Item 6.    Exhibits and Reports on Form 8-K                                        28

Signatures                                                                         29

PART 1.
ITEM 1.  FINANCIAL STATEMENTS

                              FORTE SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS; UNAUDITED)

                                                                -------------------------------------
                                                                   December 31,         March 31,
                                                                       1998                1998
                                                                ------------------  -----------------
ASSETS
Current assets:
    Cash and cash equivalents                                            $  8,613           $ 13,358
    Short-term investments                                                 16,352             20,802
    Accounts receivable, net                                               21,241             20,277
    Prepaid expense and other current assets                                3,462              1,635
                                                                ------------------  -----------------
Total current assets                                                       49,668             56,072

Equipment and leasehold improvements, net                                   5,544              7,416
Other assets                                                                  895                250
                                                                ------------------  -----------------
Total assets                                                             $ 56,107           $ 63,738
                                                                ------------------  -----------------
                                                                ------------------  -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                     $  1,917            $ 1,530
    Accrued expenses and other liabilities                                  7,856             11,503
    Deferred revenue                                                        8,353             12,312
    Current portion of capital lease obligations                               92                695
                                                                ------------------  -----------------
Total current liabilities                                                  18,218             26,040

Capital lease obligations, due after one year                                 131                123
Deferred revenue                                                              175                265
Commitments

Stockholders' equity:
    Common stock                                                              200                195
    Additional paid-in capital                                             68,219             66,851
    Accumulated deficit                                                  (31,143)           (29,663)
    Foreign currency translation adjustments                                  307               (73)
                                                                ------------------  -----------------
Total stockholders' equity                                                 37,583             37,310
                                                                ------------------  -----------------
Total liabilities and stockholders' equity                               $ 56,107           $ 63,738
                                                                ------------------  -----------------
                                                                ------------------  -----------------

See accompanying notes to Condensed Consolidated Financial Statements.

                              FORTE SOFTWARE, INC.
                  CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                                             Three months ended                       Nine months ended
                                                             December 31,                                December 31,
                                                   ----------------------------------          ---------------------------------
                                                        1998              1997                      1998             1997
                                                   ---------------- -----------------          --------------- -----------------
Revenue:
    License fees                                     $      10,741    $        9,575             $     27,804    $       27,459
    Maintenance and services                                 9,625             7,770                   29,230            22,048
                                                   ---------------- -----------------          --------------- -----------------

  Total revenue                                             20,366            17,345                   57,034            49,507
                                                   ---------------- -----------------          --------------- -----------------

Cost of revenue:
    Cost of license fees                                       194               220                      540               460
    Cost of maintenance and services                         5,546             4,874                   15,648            13,512
                                                   ---------------- -----------------          --------------- -----------------
  Total cost of revenue                                      5,740             5,094                   16,188            13,972

    Gross profit                                            14,626            12,251                   40,846            35,535

Operating expenses:
    Sales and marketing                                      9,371            12,365                   27,435            32,374
    Product development and engineering                      3,872             4,074                   11,889            10,787
    General and administrative                               1,152             1,933                    3,841             5,387
                                                   ---------------- -----------------          --------------- -----------------

  Total operating expenses                                  14,395            18,372                   43,165            48,548
                                                   ---------------- -----------------          --------------- -----------------

Operating income (loss)                                        231            (6,121)                  (2,319)          (13,013)

Interest income, net                                           328               462                    1,073             1,530
                                                   ---------------- -----------------          --------------- -----------------

Income (loss) before income taxes                              559            (5,659)                  (1,246)          (11,483)

Provision for income taxes                                      25               630                      234                35
                                                   ---------------- -----------------          --------------- -----------------

Net income (loss)                                    $         534    $       (6,289)            $     (1,480)   $      (11,518)
                                                   ---------------- -----------------          --------------- -----------------
                                                   ---------------- -----------------          --------------- -----------------

Net income (loss) per share---basic                  $        0.03    $        (0.32)            $      (0.07)   $        (0.60)
                                                   ---------------- -----------------          --------------- -----------------
                                                   ---------------- -----------------          --------------- -----------------
Net income (loss) per share---diluted                $        0.03    $        (0.32)            $      (0.07)   $        (0.60)
                                                   ---------------- -----------------          --------------- -----------------
                                                   ---------------- -----------------          --------------- -----------------
Shares used in per share calculation
           Basic                                            19,962            19,424                   19,839            19,275
                                                   ---------------- -----------------          --------------- -----------------
                                                   ---------------- -----------------          --------------- -----------------
           Diluted                                          21,009            19,424                   19,839            19,275
                                                   ---------------- -----------------          --------------- -----------------
                                                   ---------------- -----------------          --------------- -----------------

See accompanying notes to Condensed Consolidated Financial Statements.

                                               FORTE SOFTWARE, INC.
                                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                             (IN THOUSANDS; UNAUDITED)

                                                                         Nine Months Ended December 31,
                                                                    -----------------------------------------
                                                                         1998                     1997
                                                                    ---------------         -----------------
OPERATING ACTIVITIES
Net loss                                                              $     (1,480)           $      (11,518)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                              3,259                     2,956
  Changes in operating assets and liabilities:
    Accounts receivable                                                       (857)                    1,646
    Prepaid expenses and other assets                                       (2,327)                     (942)
    Accounts payable                                                           494                    (1,159)
    Accrued expenses and other liabilities                                  (3,647)                     (658)
    Deferred revenue                                                        (3,942)                     (492)
                                                                    ---------------         -----------------
Net cash used in operating activities                                       (8,500)                  (10,167)
                                                                    ---------------         -----------------

INVESTING ACTIVITIES
Purchases of equipment and leasehold improvements                           (1,387)                   (3,842)
Purchases of short-term investments                                         (8,891)                  (10,774)
Maturities of short-term investments                                        13,400                    10,850
Loan to officer                                                               (145)                        -
                                                                    ---------------         -----------------
Net cash provided by (used in) investing activities                          2,977                    (3,766)
                                                                    ---------------         -----------------

FINANCING ACTIVITIES
Reduction in capital lease obligations                                        (595)                     (731)
Proceeds from issuance of common stock                                       1,373                     2,652
                                                                    ---------------         -----------------
Net cash provided by financing activities                                      778                     1,921
                                                                    ---------------         -----------------
Decrease in cash and cash equivalents                                       (4,745)                  (12,012)
Cash and cash equivalents at beginning of period                            13,358                    35,103
                                                                    ---------------         -----------------
Cash and cash equivalents at end of period                            $      8,613            $       23,091
                                                                    ---------------         -----------------
                                                                    ---------------         -----------------

See accompanying notes to Condensed Consolidated Financial Statements.

                                      FORTE SOFTWARE, INC.
                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flow for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The condensed consolidated results of operations for the three and nine month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for entire fiscal year ending March 31, 1999. The March 31, 1998 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

                                                Three Months Ended                    Nine Months Ended
                                                    December 31,                         December 31,

                                              1998             1997                 1998              1997
                                         ---------------- ---------------      ---------------- -----------------
                                                         (in thousands, except per share data)
Net income (loss)                          $         534    $     (6,289)        $      (1,480)   $      (11,518)
                                         ---------------- ---------------      ---------------- -----------------
Shares used in computing basic net
 income (loss) per share                          19,962          19,424                19,839            19,275

Effect of diluted securities (If
 their inclusion would not be
 antidilutive)                                     1,047               -                     -                 -
                                         ---------------- ---------------      ---------------- -----------------
Shares used in computing diluted net
 income (loss) per share                           21,009          19,424                19,839            19,275
                                         ---------------- ---------------      ---------------- -----------------
                                         ---------------- ---------------      ---------------- -----------------
Basic                                      $        0.03    $      (0.32)        $       (0.07)   $        (0.60)
                                         ---------------- ---------------      ---------------- -----------------
                                         ---------------- ---------------      ---------------- -----------------
Diluted                                    $        0.03    $      (0.32)        $       (0.07)   $        (0.60)
                                         ---------------- ---------------      ---------------- -----------------
                                         ---------------- ---------------      ---------------- -----------------

                              FORTE SOFTWARE, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

NOTE 3. SHORT-TERM INVESTMENTS

         As of December 31, 1998, all short-term investments were classified as available-for-sale securities pursuant to the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are stated at estimated fair market value. Differences between the estimated fair market value and cost were not material.

         The following is a summary of the Company's investments and a reconciliation of the Company's investments to the condensed consolidated balance sheet at December 31, 1998 (in thousands).

                                              Estimated
                                                 Fair
                                                Value
                                            ---------------
Commercial Paper                                   $ 4,648
Treasury Notes                                       2,044
Medium Term Notes                                    7,796
Market Auction Preferreds                            2,005
Corporate Notes                                      3,769
Money Market Funds                                      11
                                            ---------------

Total investments                                  $20,273
                                            ---------------
                                            ---------------

                                              Estimated
                                                 Fair
                                                Value
                                            ---------------
Cash equivalents                                   $ 3,921
Short-term investments                              16,352
                                            ---------------

Total investments                                   20,273

Cash                                                 4,692
                                            ---------------

Total cash, cash equivalents and
 short-term investments                            $24,965
                                            ---------------
                                            ---------------

                              FORTE SOFTWARE, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

NOTE 4. LOAN TO OFFICER

      In August and September 1998, the Company issued one of its executive officers a promissory note in the amount of $1.1 million. This non-recourse promissory note is collateralized at 140 percent of the loan value in shares of the Company's common stock owned by this individual, and is due and payable to the Company in August 2000 at an interest rate of seven and one-half percent per annum. In October and December 1998, the Company received payments totalling $1.0 million. The outstanding balance at December 31, 1998 was $145,000 and is included in other assets. In February 1999, an additional $0.5 million was loaned to this officer against this agreement.

NOTE 5. REVENUE RECOGNITION

      Effective April 1, 1998, the Company adopted the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition," ("SOP 97-2") which supercedes Statement of Position No. 91-1 ("SOP 91-1"). SOP 97-2 addresses software revenue recognition matters primarily from a conceptual level.

      In March 1998, the AcSEC issued Statement of Position No. 98-4, ("SOP 98-4") "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," which defers for one year the implementation of the provisions of SOP 97-2 that defines what constitutes "vendor specific objective evidence" ("VSOE") with regard to software revenue recognition. SOP 98-4 applies to all multiple-element software arrangements and is effective as of March 31, 1998.

      In December 1998, the AcSEC issued Statement of Position No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 amends paragraphs 11 and 12 of SOP 97-2 to require recognition of revenue using the "residual method" when
(1) there is evidence of VSOE of fair value for all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue recognition criteria in SOP 97-2 other than the requirement for VSOE of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, (1) the fair market value is applied to all the undelivered items based on their previously determined VSOE of fair values and is deferred until earned based on other sections of SOP 97-2, and (2) the difference between the total contract value and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The provisions of SOP 98-9 will be applied to all transactions in the Company's fiscal year ending March 31, 2000.

NOTE 6. COMPREHENSIVE INCOME

         Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 requires certain revenues, expenses, gains or losses that, prior to adoption, were reported separately in stockholders' equity and excluded from net income (loss) to be included in other comprehensive income (loss). The Company has evaluated the impact of comprehensive income components on the Company's consolidated financial statements and has determined that the amounts are immaterial to the financial statements taken as a whole.

NOTE 7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         The following table sets forth certain unaudited condensed consolidated results of operations data as a percentage of total revenue for the three and nine months ended December 31, 1998 and 1997.

                                                        Three months ended                   Nine months ended
                                                            December 31,                        December 31,
                                                      1998             1997                 1998             1997
                                                 ---------------  ----------------     ---------------  ----------------
Revenue:
  License fees                                             52.7%             55.2%               48.7%             55.5%
  Maintenance and services                                 47.3              44.8                51.3              44.5
                                                 ---------------  ----------------     ---------------  ----------------
    Total revenue                                         100.0             100.0               100.0             100.0
                                                 ---------------  ----------------     ---------------  ----------------
                                                 ---------------  ----------------     ---------------  ----------------

Cost of revenue:
  Cost of license fees                                      1.0               1.3                 1.0               0.9
  Cost of maintenance and services                         27.2              28.1                27.4              27.3
                                                 ---------------  ----------------     ---------------  ----------------
    Total cost of revenue                                  28.2              29.4                28.4              28.2
                                                 ---------------  ----------------     ---------------  ----------------

Gross profit                                               71.8              70.6                71.6              71.8

Operating expense:
  Sales and marketing                                      46.0              71.3                48.1              65.4
  Product development and engineering                      19.0              23.5                20.9              21.8
  General and administrative                                5.7              11.1                 6.7              10.9
                                                 ---------------  ----------------     ---------------  ----------------
    Total operating expense                                70.7             105.9                75.7              98.1
                                                 ---------------  ----------------     ---------------  ----------------

Operating income (loss)                                     1.1             (35.3)               (4.1)            (26.3)

Interest income, net                                        1.6               2.7                 1.9               3.1
                                                 ---------------  ----------------     ---------------  ----------------
Income (loss) before income taxes                           2.7             (32.6)               (2.2)            (23.2)

Provision for income taxes                                  0.1               3.6                 0.4               0.1
                                                 ---------------  ----------------     ---------------  ----------------
Net income (loss)                                           2.6%            (36.2)%              (2.6)%           (23.3)%
                                                 ---------------  ----------------     ---------------  ----------------
                                                 ---------------  ----------------     ---------------  ----------------

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

         The Company's total revenue increased 17 percent to $20.4 million for the quarter ended December 31, 1998 from $17.3 million for the same prior year quarter and increased 15 percent to $57.0 million for the nine months ended December 31, 1998 from $49.5 million for the same period in the prior year. International revenue increased by 15 percent to $9.8 million for the quarter ended December 31, 1998, as compared to $8.5 million for the same quarter in the prior year. International revenue increased 20 percent to $27.0 million for the nine months ended December 31, 1998 from $22.5 million in the same prior year period. The international revenue increase was due to increased license, maintenance and services revenue as a result of the Company's continued expansion of its international sales organization. Further, international revenue contributed 48 percent of total revenue for the quarter ended December 31, 1998, as compared to 49 percent of total revenue in the same prior year quarter and contributed 47 percent for the nine months ended December 31, 1998, as compared to 45 percent for the same prior year period. United States revenue increased by 20 percent to $10.6 million for the quarter ended December 31, 1998 from $8.8 million in the same prior year quarter and increased by 11 percent to $30.0 million for the nine months ended December 31, 1998 from $27.0 for the same period in the prior year. Significant growth in domestic maintenance and service revenue contributed to the increase.

         LICENSE FEES REVENUE. The Company's license fees revenue increased 12 percent to $10.7 million for the quarter ended December 31, 1998 from $9.6 million for the same quarter in the prior year and increased by 1 percent to $27.8 million for the nine months ended December 31, 1998 from $27.5 million for the same prior year period. License fees revenue increased sequentially by 23 percent from $8.7 million for the second quarter ended September 30, 1998.

The growth in license fee revenue was assisted by a strong contribution from the Company's VAR channel and by the progress realized in the realignment of the Company's North American sales organization. Further, license revenue growth was positively impacted by the initial performance of newly opened sales offices in Holland and Italy.

         MAINTENANCE AND SERVICES REVENUE. The Company's services revenue increased 24 percent to $9.6 million for the quarter ended December 31, 1998 from $7.8 million for the same quarter in the prior year and increased 33 percent to $29.2 million for the nine months ended December 31, 1998 from $22.0 million for the same period in the prior year. The increase in total maintenance and services revenue was primarily a result of the growing installed base in the Company's software products and the associated increase in demand for maintenance, training and consulting services. Services revenue as a percentage of total revenue may vary between periods as a result of changes in demand for the Company's services and changes in the rate of growth of license fees revenue.

         INTERNATIONAL REVENUE. International revenue includes all revenue other than from the United States. International revenue includes sales from the Company's direct sales organizations in Europe, Canada and Australia and export sales through distributors and resellers in Europe, Asia and other areas of the world. Direct sales through the Company's European, Canadian and Australian subsidiaries totaled $8.0 million and $20.2 million for the quarter and nine months ended December 31, 1998, respectively, as compared to $5.7 million and $15.0 million for the quarter and nine months ended December 31, 1997, respectively. The table below sets forth the Company's export sales data from the United States for the quarter and nine months ended December 31, 1998 and 1997.

                             ---------------------------------------       ----------------------------------------
                                         (in thousands)                                (in thousands)
                                Three months ended December 31,                Nine months ended December 31,
                             ---------------------------------------       ----------------------------------------
                                    1998                1997                      1998                1997
                                    ----                ----                      ----                ----
Total export revenue                $1,778             $2,766                    $ 6,749             $ 7,510
Total direct revenue                 7,991              5,732                     20,239              15,000
                                     -----              -----                     ------              ------
Total International                 $9,769             $8,498                    $26,988             $22,510
                             ---------------------------------------       ----------------------------------------

         The increase in international revenue for the nine months ended December 31, 1998, as compared to the same period in the prior year, reflects growing direct sales presence in Europe through the Company's international direct sales organization, partially offset by lower revenue in Asia and Canada. The economic crises in Asia has not had a material impact on the Company's revenue. Revenue from Asian markets were less then 5 percent of total revenue for each of the periods presented. The Company expects that international license and related maintenance and services revenue will continue to account for a significant portion of its total revenue in the future. The Company believes that in order to increase sales opportunities and market share, it will be required to continue expanding its international sales organization. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Forte and related products. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially and adversely affected.

COST OF REVENUE

         COST OF LICENSE FEES REVENUE. Cost of license fees revenue consists primarily of royalties paid to third-party vendors, product packaging, documentation and production. Cost of license fees revenue was $194,000 and $540,000 for the quarter and nine months ended December 31, 1998, respectively, as compared to $220,000 and $460,000 for the quarter and nine months ended December 31, 1997, respectively. The increase for the first nine months of fiscal 1998, as compared to the same period in the prior year, was primarily due to royalties paid to third-party vendors. Additionally, cost of license fees revenue varies as a percentage of license fees revenue because costs of media production and product packaging have not been material and have been expensed as incurred. Such costs are dependent on the number of new releases in a given quarter.

         COST OF MAINTENANCE AND SERVICES REVENUE. Cost of maintenance and services revenue consists primarily of personnel-related and facilities costs incurred in providing customer support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of maintenance and services revenue was $5.5 million and $15.6 million for the quarter and nine months ended December 31, 1998, respectively, representing 58 percent and 54 percent of maintenance and services revenue, respectively. Cost of maintenance and services revenue was $4.9 million and $13.5 million for the quarter and nine months ended December 31, 1997, respectively, representing 63 percent and 61 percent of maintenance and services revenue, respectively. The decrease in cost of maintenance and services revenue for the quarter and nine months ended December 31, 1998 as a percentage of maintenance and services revenue was primarily attributable to improved economies of scale of the technical support center and increased productivity from training, support and consulting personnel. The Company does not expect its cost of maintenance and services revenue to continue to materially decrease as a percentage of maintenance and services revenue. The cost of services as a percentage of services revenue may vary between periods due to the mix of services provided by the Company and the extent to which external contractors are used to provide those services.

OPERATING EXPENSES

         SALES AND MARKETING. Sales and marketing expense consists primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment, promotional expenses and advertising. Sales and marketing expense decreased to $9.4 million for the quarter ended December 31, 1998 from $12.4 million for the same quarter in the prior year. Sales and marketing expenses also decreased to $27.4 million for the nine months ended December 31, 1998 from $32.4 million for the same period in the prior year. These decreases were the result of a re-organization of the Company's US sales organization. The direct sales organization was reduced to reflect the Company's anticipated medium-term revenue opportunities, and the partner channel organization is being emphasized to leverage this distribution channel. The re-organization did not result in a significant charge to expense for severance and other costs associated with the re-organization. Sales and marketing expense represented 46 percent and 48 percent of total revenue for the quarter and nine months ended December 31, 1998, respectively, and represented 71 percent and 65 percent of total revenue for the quarter and nine months ended December 31, 1997, respectively. The Company anticipates that sales and marketing expense will decrease as a percentage of revenue over the next several quarters.

         PRODUCT DEVELOPMENT. Product development expense consists primarily of salaries and other personnel-related expense, and depreciation of development equipment. The Company believes that a significant level of investment for product development is required to remain competitive. Product development expense amounted to $3.9 million and $11.9 million for the quarter and nine months ended December 31, 1998, respectively, as compared to $4.1 million and $10.8 million for the quarter and nine months ended December 31, 1997, respectively. The increase in the current fiscal year's nine-month period was primarily attributable to additional hiring of product development personnel. Product development expense represented 19 percent and 21 percent of total revenue for the quarter and nine months ended December 31, 1998, respectively, as compared to 23 percent and 22 percent for the quarter and nine months ended December 31, 1997, respectively. The Company anticipates that it will continue to devote substantial resources to product development activities. All costs incurred in the research and development of software products, and enhancements to existing software products have been expensed as incurred; accordingly, cost of license fees revenue includes no amortization of capitalized software development costs.

          GENERAL AND ADMINISTRATIVE. General and administrative expense consists of costs for the Company's human resources, finance, information technology and general management functions. General and administrative expense decreased to $1.2 million and $3.8 million for the quarter and nine months ended December 31, 1998, respectively, from $1.9 million and $5.4 million for the quarter and nine months ended December 31, 1997, respectively. General and administrative expense represented 6 percent and 7 percent of total revenue for the quarter and nine months ended December 31, 1998, respectively, as compared to 11 percent for both the quarter and nine months ended December 31, 1997, respectively. The reduction in general and administrative expense from prior year was primarily the result of the sublet of excess office space and the reduction in the number of employees in this functional area. The Company believes that its general and administrative expense will increase in dollar amount in the future as a result of the expansion of the Company's administrative staff to support its growing operations.

         PROVISION FOR INCOME TAXES. There was no provision for federal or state income taxes for the quarter and nine months ended December 31, 1998 and December 31, 1997, respectively, as the Company incurred net operating losses, and there can be no assurance that the Company will realize the benefit of the net operating loss carryforwards. The Company's provision for income taxes in fiscal 1999 represents foreign income tax withholdings on certain license fees paid to the Company by foreign licensees.

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

         The Company's plan to resolve the Year 2000 Issue involves the following four phases:

assessment, remediation, testing, and implementation. At present, the Company is nearly complete with regards to the assessment of all systems that could be significantly affected by the Year 2000, including the Company's products, its internal Information Technology, supplier and service provider compliance and operating equipment with embedded chips or software (e.g. laptop computers). The Company has substantially completed the remediation phase and expects to complete this phase of the process by its fiscal first quarter beginning April 1, 1999. Further, the Company plans to begin the testing phase during this same quarter and will begin any required implementations subsequent to the completion of the testing phase. A Year 2000 Team representing key operations management has been formed and has taken action to catalogue the environment issues and their solutions, implement a Year 2000 laboratory for testing key environments, and communicate through designated e-mail and intranet accounts the current status of research and progress.

         The costs incurred in addressing the Year 2000 Issue are being expensed as incurred in compliance with generally accepted accounting principles. None of these costs are expected to materially impact the results of operations in any one period. Funding of these costs will come from the Company's normal working capital.

         The Company believes that its products are fully Year 2000 compliant. All Forte products use four digit years for all internal manipulations and representations. In addition, for customers who require the storage and manipulation of two digit years, the Company's current products provide the ability to specify a range of years for comparison and calculation. For example, the customer may specify that the years 0-39 are interpreted as 2000-2039 and the years 40-99 are interpreted as 1940-1999. Using this feature, a customer can save on the amount of data stored and manipulated by the Company. The Company regularly runs regression tests on its software, including tests for the above functionality at the rollover to the Year 2000. Based on the above, it is not expected that the Company's products will be adversely affected by date changes in the year 2000. However, there can be no assurance that the Company's products contain, or will contain, all features and functionality considered necessary by customers, distributors, resellers and system integrators to be Year 2000 compliant.

         The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase enterprise application software products such as those offered by the Company. Conversely, Year 2000 issues may cause other companies to accelerate purchases of application development and deployment software to replace non-Year 2000 compliant applications, causing a short-term increase in demand for the Company's products. There is no assurance that such an increase in demand will be realized, or that companies will resume application development if and when they resolve their Year 2000 issues. Either of the foregoing could have a material adverse effect upon the Company's business, operating results and financial condition. Further, the Company believes that, as the second half of calendar year 1999 approaches, some of its current and potential customers may reduce or suspend a significant amount of their development, deployment and integration projects in favor of an intense focus and increased efforts on their Year 2000 Issue compliance projects. This would have a material adverse effect on the Company's business, financial performance and cash resources.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations and investments in equipment and leasehold improvements through an initial public offering of common stock on March 11, 1996 with net proceeds of $34.3 million. The Company used cash of $8.5 million in operating activities for the nine months ended December 31, 1998, as compared to cash used in operating activities of $10.2 million for the same prior year period. The net cash used in operating activities during the nine months ended December 31, 1998 resulted primarily from the net loss for the period, an increase in prepaid expenses and other assets, and decreases in accrued expenses and other liabilities, and deferred revenue, partially offset by an increase in accounts payable.

         The Company's investing activities consisted primarily of the purchases of interest-bearing securities representing a shift from cash equivalents to short-term investments, as well as purchases of property and equipment. Capital expenditures were $1.4 million for the nine months ended December 31, 1998 compared to $3.8 million for the nine months ended December 31, 1997. Capital expenditures consisted of purchases of computer equipment and office furniture. For the nine months ended December 31, 1997, the Company was in the process of expanding its headquarter offices, and thus incurred significant equipment and leasehold improvement addition expenditures compared to the nine months ended December 31, 1998. At December 31, 1998, the Company did not have any material commitments for capital expenditures.

         At December 31, 1998, the Company had $25.0 million in cash, cash equivalents, and short-term investments and $31.5 million in working capital. The Company believes that its existing cash, cash equivalents, and short-term investments will be adequate to meet its cash needs for at least the next 12 months. The Company, however, may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive. Further, the Company believes that, as the second half of calendar year 1999 approaches, some of its current and potential customers may reduce or suspend a significant amount of their development, deployment and integration projects in favor of an intense focus and increased efforts on their Year 2000 Issue compliance projects. This would have a material adverse effect on the Company's business, financial performance and cash resources.

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

         LIMITED OPERATING HISTORY; HISTORY OF OPERATING LOSSES. The Company was founded in February 1991 and first shipped product in August 1994. After achieving profitability from December 1995 through March 31, 1997, the Company incurred net losses for each subsequent quarter through the quarter ended June 30, 1998. The Company has shown a modest profit for each of the two quarters ended September 30, 1998 and December 31, 1998, respectively. At December 31, 1998, the Company had an accumulated deficit of $31.1 million. A substantial portion of the accumulated deficit is due to the deployment of significant resources to the Company's product development, sales and marketing organizations. The Company expects to continue to devote substantial resources in these areas and as a result will need to significantly increase revenue to return to profitability. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be profitable in any future quarter or period.

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

         The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. At present, the Company is nearly complete with regards to the assessment of all systems that could be significantly affected by the Year 2000, including the Company's products, its internal Information Technology, supplier and service provider compliance and operating equipment with embedded chips or software (e.g. laptop computers). The Company has substantially completed the remediation phase and expects to complete this phase of the process by its fiscal first quarter beginning April 1, 1999. Further, the Company plans to begin the testing phase during this same quarter and will begin any required implementations subsequent to the completion of the testing phase. A Year 2000 Team representing key operations management has been formed and has taken action to catalogue the environment issues and their solutions, implement a Year 2000 laboratory for testing key environments, and communicate through designated e-mail and intranet accounts the current status of research and progress.

         The costs incurred in addressing the Year 2000 Issue are being expensed as incurred in compliance with generally accepted accounting principles. None of these costs are expected to materially impact the results of operations in any one period. Funding of these costs will come from the Company's normal working capital.

         The Company believes that its products are fully Year 2000 compliant. All Forte products use four digit years for all internal manipulations and representations. In addition, for customers who require the storage and manipulation of two digit years, the Company's current products provide the ability to specify a range of years for comparison and calculation. For example, the customer may specify that the years 0-39 are interpreted as 2000-2039 and the years 40-99 are interpreted as 1940-1999. Using this feature, a customer can save on the amount of data stored and manipulated by the Company. The Company regularly runs regression tests on its software, including tests for the above functionality at the rollover to the Year 2000. Based on the above, it is not expected that the Company's products will be adversely affected by date changes in the Year 2000. However, there can be no assurance that the Company's products contain, or will contain, all features and functionality considered necessary by customers, distributors, resellers and system integrators to be Year 2000 compliant.

         The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase enterprise application software products such as those offered by the Company. Conversely, Year 2000 issues may cause other companies to accelerate purchases of application development and deployment software to replace non-Year 2000 compliant applications, causing a short-term increase in demand for the Company's products. There is no assurance that such an increase in demand will be realized, or that companies will resume application development if and when they resolve their Year 2000 issues. Either of the foregoing could have a material adverse effect upon the Company's business, operating results and financial condition. Further, the Company believes that, as the second half of calendar year 1999 approaches, some of its current and potential customers may reduce or suspend a significant amount of their development, deployment and integration projects in favor of an intense focus and increased efforts on their Year 2000 Issue compliance projects. This would have a material adverse effect on the Company's business, financial performance and cash resources.

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

         DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant degree upon the continuing contributions of its key management, sales, marketing, software development and customer support personnel, and its ability to attract and retain such highly-skilled personnel. The loss of key personnel could materially and adversely affect the Company. Competition for qualified personnel is intense, particularly in the sales and software development areas, and there can be no assurance that the Company can retain its existing personnel or that it can attract, assimilate and retain additional highly qualified personnel in the future. The timing of the Company's hiring of new sales personnel and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results. The Company has at times experienced and continues to experience difficulty in recruiting and retaining qualified personnel. The Company has experienced significant turnover in its North America sales organization during fiscal year 1998 and the first three quarters of fiscal 1999. Competitors and others have in the past and may in the future attempt to recruit the Company's employees. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

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

         NEW ACCOUNTING STANDARDS. Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by Statements of Position 98-4 and 98-9, was issued in October 1997 and addresses software revenue recognition matters. The SOP supersedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997. The Company was required to adopt this SOP in its first quarter of fiscal year 1999 and restatement of prior financial statements was prohibited. Based upon interpretation of SOP 97-2, the Company believes its current revenue recognition policies and practices are materially consistent with the SOP. However, implementation guidelines for this standard have not yet been issued and a wide range of potential interpretations are being discussed by the accounting profession. Once available, such implementation guidance could lead to unanticipated changes in the Company's current revenue accounting practices, and such changes could materially and adversely affect the Company's future revenue and operating results.

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

         RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Revenue from foreign subsidiaries and export sales accounted for 48 percent and 49 percent of the Company's total revenue for the quarters ended December 31, 1998 and 1997, respectively. The Company currently has international sales offices located in Australia, Belgium, Canada, France, Germany, Holland, Switzerland, Italy and the United Kingdom which have generated substantially all direct international revenue recognized by the Company to date. The Company believes that in order to increase sales opportunities and regain profitability, it will be required to continue to expand its international operations. The Company has committed, and continues to commit, significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Forte and related products. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially and adversely affected.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               27.1     Financial data schedule.

         (b)   REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1998.

SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oakland, State of California, on this 12th day of February, 1999.

                              FORTE SOFTWARE, INC.

                              By:



                              Bob L. Corey

                              SENIOR VICE PRESIDENT, FINANCE AND
                              ADMINISTRATION, CHIEF FINANCIAL OFFICER
                              AND SECRETARY