Form 10-K
period 1999-03-31
FORTE SOFTWARE INC \DE\
filed 1999-06-25
CIK 1006370

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-27838

                              FORTE SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             94-3131872
      (State or other jurisdiction of        (I.R.S. Employer identification
       incorporation or organization)                     No.)

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 1, 1999 as reported on the Nasdaq National Market System, was approximately $113,283,672. Shares of Common Stock held by each officer and director and by each person who owns 5 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 1, 1999, the Registrant had outstanding 20,365,604 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 18, 1999 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              FORTE SOFTWARE, INC.
                            1999 REPORT ON FORM 10-K
                               TABLE OF CONTENTS

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

ITEM 1. BUSINESS

INTRODUCTION

    Forte Software, Inc. ("Forte" or the "Company") develops and markets an industry leading family of application integration and development products for enterprise computing. Forte's products simplify the creation and delivery of scalable production systems for Internet environments. Unlike traditional integration tools with weak development capabilities, and unlike traditional development tools with weak integration capabilities, Forte provides a robust integration suite and expects to release its new Java development suite in the Fall of calendar year 1999. Because they are based on industry integration and development standards, these product families can be used in conjunction with each other or separately with third-party products.

    Forte products are designed to enable organizations to create applications with powerful functionality that support up to hundreds or thousands of concurrent users with high levels of reliability, performance and manageability. Forte reduces complexity for developers by providing automatic application partitioning, object-oriented, component-based development and independence from specific hardware platforms, operating systems and databases. Forte's multi-tier architecture increases developer productivity, business flexibility and the efficient use of computing resources. Forte allows organizations to use information technology ("IT") more strategically and improve their ability to compete in today's business environment.

    Forte is a pioneer in advanced development and integration software for all classes of enterprise applications. IT organizations, systems integrators and independent software vendors use the Forte product family as their application and integration environment to more efficiently build, integrate, deploy and manage powerful business solutions that run on the Internet and enterprise networks.

    Forte products are marketed and sold worldwide through the Company's direct sales force, distributors, system integrators and value-added resellers in all major markets. Forte has been adopted by customers in a wide variety of industries, including banking, consumer/retail, education, energy, finance, government, healthcare/pharmaceuticals, insurance, manufacturing, media, technology and telecommunications.

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

    The growing demand for more powerful, flexible and useable computer applications presents major challenges to corporate IT organizations. These organizations have historically not been able to keep up with the demand for computer applications, and for the past several years they have been asked to provide applications that are more powerful, easier to implement and use, and more readily adaptable to rapidly changing business requirements. These challenges have grown more complex recently with increased corporate use of the Internet for many basic business functions. To meet these challenges, new application development and integration techniques are required.

NEED FOR DISTRIBUTED COMPUTING

    While demand for more powerful applications has continued to grow, a shift in computing architectures has continued at the same time, with the proliferation of the Internet, the growth of the relational database management system ("RDBMS") market, and the demand by end users and customers for more responsive information systems with access to enterprise-wide data and applications. Many organizations began by shifting from mainframe or other host-based environments to a two-tier model of computing. Traditionally, most organizations have processed their business critical applications in mainframe or other host-based computing environments. These environments offer high levels of reliability, centralized management and control, and scaleability for large numbers of concurrent users running transaction-intensive applications. However, mainframe and other host-based systems are inflexible, require lengthy development and maintenance cycles, and are closely linked with rigid, character-based user interfaces. Partially as a result of these limitations, new application development shifted to the Internet and client/ server environments.

    The growth of the Internet as a means of delivering information and conducting business has begun to heavily influence computing architectures. The Internet has validated the multi-tier distributed computing model of desktop applications communicating with application servers that talk with databases. The PC, as the client, provides an easy-to-use interface that can include the Internet or an intranet, and the RDBMS, as a database server, provides simple and flexible information storage. Today, organizations want to combine the usability and flexibility of the client/server and the Internet with the robustness of the mainframe model to create a new generation of distributed, component-based applications.

CHALLENGES OF IMPLEMENTING DISTRIBUTED APPLICATIONS

    Many organizations that have attempted to build distributed applications have concluded that most client/server tools do not provide sufficient performance and manageability for business critical applications with large numbers of concurrent users or high transaction volumes, and are not suitable for Internet use. Performance and manageability are limited because all the application logic resides on the client. Performance is compromised because this architecture requires large amounts of data to be sent over the network from the server to the client for such business needs as investment portfolio analysis or complex order processing. A more efficient approach would be to perform the analysis on the server where the data is located so that only the results of the analysis would be sent over the network. Manageability is limited because application updates need to be deployed on each client PC rather than on a single server.

    To overcome these and other limitations, many organizations have sought to augment these tools with complex server programming in C or C++ and stored procedures in relational databases, along with the integration of transaction processing monitors or other "middleware" to connect the clients and servers. Some users seeking robust, scaleable Internet applications have also utilized newer Web-based tools and application servers with such server programming and middleware. Such approaches introduce substantial complexity and require technical expertise in a myriad of hardware, software, database, networking and other technologies. Even where such expertise does exist in-house, or where it can be obtained through a system integrator, the complexity, cost and effort of building and maintaining applications with several different tools is often prohibitive.

MARKET OPPORTUNITY

    The Company believes that (1) a comprehensive, integration and distributed application development, deployment and management environment is required for the widespread adoption of the distributed computing model, and (2) in particular, such an environment is required to simplify the development and deployment of robust, scaleable Internet applications. To be successful, such an environment must:

    - Reduce complexity--Allow programmers to focus on the business rules rather than the complex technical details involved in building and maintaining distributed applications.

    - Enable advanced applications--Enable programmers to rapidly create, integrate and easily modify applications with more powerful functionality to meet more demanding business requirements.

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

    JAVA DEVELOPMENT. In May 1999, Forte announced SynerJ, its new Java Application Environment, which the Company anticipates shipping in the Fall of calendar year 1999. SynerJ is a highly modular suite of development, deployment and optimization tools for creating and running pure Java applications. This second-generation Java environment makes enterprise-scale projects easy to develop, deploy and upgrade.

    APPLICATION INTEGRATION. The majority of application development also requires a high degree of integration with custom, legacy and package applications. In March 1999, Forte shipped the full production release of its fusion product family. Fusion enables complex business processes to run across applications that have been designed with no knowledge of each other.

ADVANCED APPLICATIONS

    MULTI-TIER DISTRIBUTED ARCHITECTURE. Forte enables advanced applications to be built as a set of components. Small development teams can be assigned to develop each component, and the Forte environment enables the components to work together in a multi-tier architecture. Client components request actions from application services that, in turn, access one or more data sources. Shared application services are installed on one or more servers so they can be accessed simultaneously by multiple users. Once a shared service is developed and deployed, it can be reused in different applications. Shared application services enhance developer productivity through reuse, ease of maintenance provided by the modular architecture and increased consistency created by providing the same view of the business to multiple applications.

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

STRATEGY

    The Company has recently announced two major strategic initiatives and expects that both will merge in the future as development and integration requirements converge.

    ENTERPRISE JAVA BUSINESS UNIT. Formation of an Enterprise Java Business Unit is intended to focus on capturing new business opportunities for Forte's Java-based products. These products are currently in the beta-testing phase. This business unit utilizes dedicated engineering, consulting, marketing and sales personnel, chartered to develop partnerships and expand the customer base for Forte's Java-based products.

    ENTERPRISE APPLICATION INTEGRATION BUSINESS UNIT. The Company's Enterprise Application Integration ("EAI") Business Unit was created with the purpose of developing products that will enable customers to integrate their current applications. Integration will serve as a basis for reaching new classes of customers using web-enabled systems needed to meet their challenging and evolving business requirements. The Company's robust server architecture, numerous open interfaces and business process automation capabilities provide a strong technology base upon which to add the required adapters to successfully integrate application packages.

    The Company's strategies continue to incorporate the following key elements:

    EXPAND GLOBAL SALES CAPABILITIES. The Company intends to expand its global sales capabilities by increasing the direct sales organization in major markets and continuing to leverage distributors in other selected markets. The Company has direct operations in Australia, Belgium, Canada, France, Germany, Holland, Switzerland, the United Kingdom and the U.S.

    LEVERAGE THIRD-PARTY RELATIONSHIPS. The Company continues to promote the widespread adoption of Forte products through the establishment of close relationships with systems integrators, value-added resellers, and development partners. An increasing share of Forte's customers and prospects enlist the assistance of these partners in implementing distributed applications. To date, the Company has established and actively maintains many relationships with such third parties and intends to establish additional relationships. The Company has established a Partner Group within its sales organization dedicated to this objective.

    PROMOTE SUCCESSFUL CUSTOMER IMPLEMENTATION. The Company's success is dependent upon its customers' successful implementation and integration of distributed applications using Forte products. As a result, the Company actively advises on customer development, integration and deployment efforts. The Company assigns an account management team, provides extensive introductory and advanced training courses, offers advanced consulting services and provides extensive post-sale support to customer accounts.

    EXTEND TECHNOLOGICAL LEADERSHIP. The Company pioneered the use of application partitioning and shared application services for multi-tier, distributed applications. The Company has extended this technology, along with business process integration capabilities, to the Internet in order to support browser-based access to mission-critical business functions. The Company has committed substantial resources to extend its technology in the areas of open language support, open component support and open communications.

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

PRODUCTS

    Forte is a collection of products used for the integration, development, deployment and management of Internet and distributed applications. The Company licenses its software for integration, development and deployment. Development license fees are based upon the number of developers and the complexity of the development environment. Deployment and integration licenses are based upon the number of concurrent users, and the size and number of servers that will be running Forte components.

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

    On the desktop, Forte supports Windows, Windows NT, Macintosh, Motif, Netscape Navigator and Microsoft Explorer. Forte supports the leading open systems server platforms including Digital Alpha Open VMS and UNIX, Digital VAX Open VMS, HP 9000, IBM RS/6000, Sequent, Sun Solaris, and Windows NT. Forte also supports the leading RDBMSs including DB2/6000, Amdahl, Hitachi, IBM, Informix, Ingres, Microsoft SQL Server, Oracle, Rdb and Sybase as well as the Microsoft ODBC interface.

FORTE EXPRESS

    In March 1996, the Company began shipping Forte Express, an optional application generator designed for use with the Forte Application Environment. Forte Express can significantly reduce development time by automatically generating a three-tier application. Forte Express developers use simple models and a drag-and-drop development style to create client user interface components that are portable across multiple platforms, a framework for implementing business policies as shared Forte services and database access. The default user interface window definitions generated by Forte Express include window layouts, menus and buttons and can be later modified in Forte. Any customizations are preserved if the application is later modified in Forte Express.

FORTE WEBENTERPRISE

    In June 1996, the Company shipped the Forte Web SDK, and in December 1997 the Company began shipping the follow-on product, Forte WebEnterprise, which enables World Wide Web ("Web") access to the Forte Application Environment. Forte WebEnterprise enables Web browsers to function as Forte clients with full access to the Forte Application Environment. Forte WebEnterprise provides organizations with the facilities they need to rapidly deploy Web-accessible, business-critical applications, such as order processing, without duplicating existing systems. The product supports major Internet standards including IIOP, Java, HTTP, CGI, NSAPI, and ISAPI, across multiple operating systems, platforms and databases.

FORTE WEBENTERPRISE DESIGNER

    Forte WebEnterprise Designer is a graphical, wizard-based Internet application generator. WebEnterprise Designer rapidly generates Web applications that incorporate good application design principles and coding standards without sacrificing scalability and reliability. The resulting application can be deployed from the workgroup to the enterprise with no code changes.

FORTE CONDUCTOR

    In September 1997, the Company began shipping Forte Conductor, an environment for integrating mission-critical business processes. With Forte Conductor, developers use an intuitive graphical process designer to define business processes which, in turn, are managed at runtime by a distributed, fault-tolerant process integration engine. Forte Conductor also provides an easy way to track and analyze the status of work in progress. Forte Conductor can be used with the Forte Application Environment and/or non-Forte applications.

    Forte Conductor deployment licenses are based on the number of deployment sessions, and the number of engines that will be running Forte Conductor components. A Forte core system, with a U.S. list price of $75,000, includes five developer licenses for the Forte Application Environment, Forte Express, Forte WebEnterprise and Forte WebEnterprise Designer, unlimited RDBMS Adapter (excluding OS/390 databases), two server environment (excluding OS/390), one multi-user repository server, and one hardcopy and CD-ROM complete documentation set. A Forte Conductor core system, when purchased with Forte, carries a U.S. list price of $50,000 and includes five developers, three additional designated developer licenses, unlimited Conductor development servers and a development engine. A typical initial direct sale to an end-user customer ranges from $200,000 to $300,000. This includes separate pricing for development and initial deployment licenses, maintenance, training and consulting services.

FORTE APPLICATION SERVER FOR OS/390

    This product set includes the Forte Application Server for OS/390, the Forte Adapter for DB2 for OS/390 and the Forte Transaction Adapter for OS/390.

    The Forte Application Server for OS/390 provides a robust environment for deploying scalable platform-independent distributed computing applications. It extends the deployment strengths of the Forte Application Environment to the OS/390 platform and allows organizations to rapidly deploy Forte component-based applications to enterprise server platforms.

    The Forte Adapter for DB2 provides high-speed access to DB2 for OS/390 without the necessity for gateway products or additional technology. It enables customers to integrate legacy data stored in DB2 for OS/390 into Internet and distributed applications. The Company began shipments of this product in its quarter ending June 30, 1999.

    The Forte Transaction Adapter for OS/390 provides integration with CICS, IMS and other OS/390 systems and applications. The Transaction Adapter enables customers to integrate traditional mainframe on-line transaction processes and batch applications into a distributed computing architecture and to leverage these applications for use within an Enterprise Application Integration strategy.

FORTE SYNERJ PRODUCT SUITE

    In May 1999, Forte announced SynerJ, its new Java Application Environment. The Company anticipates shipments of SynerJ in the Fall of calendar year 1999. The suite of three products, currently in beta testing, is one of the first that enables corporations to create, deploy and manage truly reliable and scalable enterprise applications based on Java Software's new Java2 Platform Enterprise Edition, including the latest versions of the Enterprise JavaBean ("EJB") and Java Server Page specifications. SynerJ is able to interchange standard Java source and binary components with popular Java Integrated Development Environments and EJB servers and is designed to integrate directly with external components, as well as with Forte Fusion, Forte's EAI product suite (see below). SynerJ is a highly modular suite of development, deployment and optimization tools for creating and running pure Java applications that run on standard Java Virtual Machines ("JVM's") with no proprietary runtime environment. This second-generation Java environment makes enterprise-scale projects easy to develop, deploy and upgrade.

    SynerJ Developer is a stand-alone IDE for creating Java applications. This product allows import and export of code and components with other Java development environments and features a cross-reference browser, the ability to test run an application in distributed mode, and a distributed debugger.

    SynerJ Server is a stand-alone EJB deployment environment for Java code and EJB's with any Java IDE. It supports all Java2-compliant JVM's, and is itself written in pure Java. The SynerJ Server achieves very high performance by harnessing several JVM's as a unified processing resource, all controlled by a centralized management facility. It provides load balancing and failover for demanding enterprise-level applications, along with the ability to dynamically monitor running applications in either test or production environments.

    SynerJ Deployer provides unique flexibility for mapping distributed Java and EJB applications into evolving heterogeneous environments. This latest update to Forte's patented partitioning system uses properties set on each component to generate fully working applications optimized for each target environment. The system also manages component configurations and automates software distribution for Java and CORBA applications.

FORTE FUSION EAI PRODUCT SUITE

    In March 1999, Forte began shipping its EAI Product Suite, Forte Fusion. Forte Fusion for EAI enables organizations to integrate and extend application packages, legacy systems and custom components in a standards-based environment. Forte Fusion greatly simplifies application integration by separating business process integration logic (process flow) from integration logic (data conversion and application interfacing). The benefit of this approach is that it allows business processes to be defined and changed at a business level without affecting the applications. Conversely, changes to the portfolio of applications and components are dealt with by an XML-based integration layer and do not affect the business process model. Forte's business process integration solution supports multiple communication standards, while its integration capabilities are built upon a standards-based XML foundation. The result is a powerful, flexible architecture for rapidly integrating, extending and exploiting a changing application.

    The Forte Fusion product line includes the following products.

    Forte Conductor is the first open business process integration environment for mission-critical applications. Conductor, which is at the heart of Forte Fusion, isolates application logic from process logic, collects real-time data for use in analysis, and ensures the integrity of business process execution. Business processes are graphically defined and are managed at runtime by a distributed, fault-tolerant process integration engine. With a broad array of open interfaces, Conductor easily integrates existing applications via industry standard protocols, including XML. Conductor-managed business processes can subsequently be expanded to include new business modules created with any development tool.

    Forte Fusion Backbone provides an XML-based integration infrastructure to simplify the creation, maintenance and management of an integration solution. The unique benefit of the Forte Fusion Backbone is that it provides a distinct abstraction layer for integration logic, sitting between the process logic in Conductor and the various applications and components that the process spans. This allows the business processes to be defined and changed at the business level without impacting the applications. Conversely, changes to the portfolio of applications and components are dealt with by the integration layer and do not affect the business process model.

    Forte Package Adapter Series is a set of sophisticated pre-built adapters for leading application packages, currently including SAP and Vantive. Additional adapters for Siebel, Baan and S.W.I.F.T. are being developed. The Forte Adapter Construction Tools support the creation and configuration of adapters for any package, custom or legacy application across a heterogeneous environment. All Forte adapter technology is based on the use of XML data formats, which is rapidly emerging as the preferred standard for sharing structured data across heterogeneous systems and for defining common business object representations within vertical application areas.

    DATA INTEGRATION AND MESSAGING. Forte provides built-in messaging and integration capabilities for a wide range of middleware, ORB's TP monitors, databases and languages. These offerings are supplemented by Forte's support for third-party data integration and message transport technologies, such as New Era of Networks, Inc. ("NEON"), IONA Technologies, TIBCO and IBM MQSeries, enabling Forte Fusion to support the widest range of integration requirements.

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

CUSTOMERS

    The Company's targeted end-user customers include organizations that utilize sophisticated, distributed information systems with numerous users and diverse, heterogeneous operating systems and databases. As of March 31, 1999, over 400 end-user customers have licensed Forte, including American Airlines, Andersen Windows, Bank of America, Bank of Montreal, Barclays, The Boeing Co., Blue Cross Blue Shield of Texas, British Telecom, British Steel, Carlson Travel, Colombian Stock Exchange, Corning, EDS, Eli Lilly, The GAP, General Motors Acceptance Corp., Goodyear, Hewlett-Packard Company, Home Box Office, Kawasaki Steel, Lockheed Martin, The London Transport, Long's Drug Stores, Inc., Lufthansa Systems, Marriott International, MCI WorldCom, Mitsui Trust Bank, Merrill Lynch Canada, Montreal Exchange, Nippon Telegraph & Telephone, Online Resources & Communications, Pacific Bell

Information Services, Pacific Gas & Electric Company, Paging Network, Philip Morris, Purolator, Reuters, Saskatchewan Telephone, Save Smart Inc., SNS Reaal Group, Sun Life of Canada, Telecom Italia Mobile, Thomas Cook, TransCanada Pipelines, USAA, U.S. West Communications, Viking Freight, World Bank and Xerox.

    No customer accounted for more than ten percent of the Company's total revenues for the fiscal years ended March 31, 1998 or 1999. However, revenues from U.S. West Communications, Inc. accounted for approximately 12 percent of total revenue in fiscal year 1997.

SALES AND MARKETING

    Forte markets its software and services through its direct sales organization, complimented by third-party sales and referral channels including international distributors, system integrators and value added resellers.

    DIRECT SALES. As of March 31, 1999, the Company's direct sales force included 37 sales representatives located throughout the United States and in international sales offices in Australia, Belgium, Canada, France, Germany, Holland, Switzerland, and the United Kingdom.

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

    DISTRIBUTORS. As of March 31, 1999, the Company was also represented by 20 international distributors (covering 22 countries), which principally operate in markets where the Company does not have a direct sales organization. The Company has also licensed Compaq and Mitsubishi to resell Forte products on a worldwide basis.

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

    As of March 31, 1999, the Company has licensed Forte to over 100 value-added resellers, including Albion International, Asyst Software, Bellcore, Chordiant Software, Descartes Systems, EXE Technologies, Home Account Network, IONA Technologies, Metrix, New Era of Networks, Inc., Pan Credit and Security First.

    SYSTEMS INTEGRATORS AND CONSULTANTS. Participants in the Company's Consulting Partner program represent a ready pool of trained and experienced Forte systems integrators, developers and consultants. These companies deliver a broad range of services to Forte customers, including development and implementation of custom Forte-based applications, and delivery of turnkey integrated systems. The Company believes that a growing share of the Company's target market relies on systems integrators for the design, development and implementation of enterprise and departmental IS initiatives. The Company's consultants often advise these partners at the customer sites on how to best design and build Forte applications. The resulting applications satisfy each customer's unique business requirements.

    As of March 31, 1999, the Company had enlisted over 100 Consulting Partners, including Andersen Consulting, CACI Technologies, CSC, Compaq (formerly Digital), EDS, Goldstone Softech, IBM, KPMG Peat Marwick, Lockheed/Martin IMS, PricewaterhouseCoopers, SAIC, and Siemens.

TECHNOLOGY PARTNERS

    DEVELOPMENT PARTNERS. Several leading multi-national companies have worked closely with Forte to help develop and extend the Company's technology. Apple Computer Systems, Inc., Data General Corp., Digital Equipment Corp., IBM Corp., Mitsubishi, and Sequent Computer Systems, Inc. have all sponsored major joint engineering activities with Forte.

    The Company has a license and development agreement with Compaq, under which Compaq is granted a worldwide, non-exclusive, royalty-bearing license to distribute Forte products, to modify and integrate Forte products into Compaq products, and to use Forte source code for development, maintenance and support.

    The Company also has a license and development agreement with Sirius Inc., a wholly-owned subsidiary of the Mitsubishi Corporation ("Sirius"), under which Sirius serves as the exclusive Japan-based distributor of Forte products solely within Japan and is granted the right to use Forte source code to develop and maintain a Japanese version of Forte products.

    In May 1997, the Company entered into an agreement with IBM for assistance in the development of Forte for OS/390, an extension of the Forte Application Environment to the mainframe. This product enables customers to deploy Forte applications on IBM OS/390 servers and integrate such applications with existing S/390 data and resources.

    INTEGRATION WITH COMPLIMENTARY TECHNOLOGIES. Forte has also forged strong relationships with industry-leading companies whose products complement the Forte product set. These relationships further simplify the complexities of distributed application development and integration. These partners help implement Forte's vision of open integration by allowing customers to choose products which best fit their particular needs.

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

CUSTOMER SERVICE AND SUPPORT

    The Company believes that a high level of customer support is important to the successful marketing and sale of its products. Substantially all of the Company's customers purchase maintenance and support contracts, which typically have twelve-month terms and entitle the customers to upgrades, if and when available, and technical support. In addition, the Company offers introductory and advanced classes and training programs available at the Company's headquarters, local training centers and customer sites. Telephone hotline support is complemented by a bulletin board system that provides a repository for technical tips and skills. Users of Forte products can also attend an annual user group conference where knowledge of Forte skills and solutions is exchanged.

    The Company's consulting organization provides a full range of consulting services to customers integrating, developing and deploying distributed applications with Forte products. Such consulting services are offered to promote the successful integration, development and deployment of applications built with Forte products, and include prototyping assistance, mentoring and technology transfer, Forte methods, analysis and design assistance and performance tuning. Fees charged for consulting services vary depending on the nature and quantity of services to be performed. Multi-day consulting workshops are also offered on selected topics of key interest to customers. The Company believes that the availability of effective consulting services is an important factor in achieving widespread market acceptance.

PRODUCT DEVELOPMENT

    The Company believes that its future success will depend in large part on its ability to enhance existing products, develop new products, maintain technological leadership and satisfy an evolving range of customer requirements for a distributed application environment. The Company's product development organization is responsible for product architecture, core technology and functionality, product testing, user interface development and expanding the ability of Forte to operate with the leading hardware platforms, operating systems, relational database management systems and networking and communication protocols. This organization is also responsible for new product development.

    Since inception, the Company has made substantial investments in product development and related activities. Forte has been developed primarily by the Company's internal development staff and, in some instances, with the assistance of external consultants. Certain technologies have been acquired, the costs of which have been capitalized in some instances, and integrated into Forte through licensing arrangements.

    As of March 31, 1999, the Company's product development organization consisted of 96 employees. In the fiscal years ended March 31, 1999, 1998, and 1997, product development expenses were $17.7 million, $15.0 million and $10.6 million, respectively. To date, the Company has not capitalized any internally derived software development costs and does not anticipate capitalizing any such software development costs in connection with future releases of Forte or other products. See Note 1 of Notes to Consolidated Financial Statements.

    The Company expects to continue to devote substantial resources to its product development activities, with particular focus in the areas of open language support, open component support and open communications. The Company also plans continued support of existing and emerging hardware platforms, operating systems, relational database management systems and networking communication protocols. The Company is currently pursuing a number of development initiatives which are intended to allow integration, development and deployment of Forte applications using HTML, Java, components, XML and the mainframe.

    The Company entered into a joint sales and marketing, and technology strategic alliance with New Era of Networks, Inc. ("NEON") in order to accelerate its strategy to compete in the integration market. NEON develops and markets a leading solution for Enterprise Application Integration. The NEON product suite provides a comprehensive platform for EAI by integrating today's packaged applications, legacy applications, and web-based applications on disparate platforms and systems across the business enterprise. The parties to the agreement agreed to develop a joint marketing and selling plan which includes introducing each others products at various trade shows and sharing existing customer lists.

    The Company entered into a joint marketing and technology strategic agreement with IONA Technologies ("IONA") in order to enable new development efforts by using industry-standard objects. IONA's leading product, Orbix, provides customers with a standards based enterprise middleware solution to make diverse software components work together in a reliable, dependable and scalable manner. The Orbix product is anticipated to be embedded in the Company's SynerJ product, which is set for a Fall of calendar year 1999 release date. Amortization of the sublicense fee paid IONA will coincide with the general availability of Forte's SynerJ product. Orbix is a middleware product used for integrating applications and resources in the Windows, Unix, embedded systems and Mainframe environments. The Object Request Broker ("ORB") is provided for Java and C++ developers. Availability of Orbix and ORB provides Forte customers with a standards-based enterprise middleware solution to make diverse software components work together in a reliable, dependable and scalable manner.

COMPETITION

    The market for distributed software used in the development, deployment, integration and management of distributed applications is intensely competitive and characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapidly changing customer requirements. Distributed applications that can be developed and deployed using the Company's Forte environment can also be implemented by integrating a combination of application development tools and more powerful server programming techniques such as stored procedures in relational databases and C or C++ programming, along with networking and database middleware to connect the various components. As such, the Company effectively experiences its primary competition from potential customers' decisions to pursue this type of approach as opposed to utilizing an application environment such as Forte. As a result, the Company must continuously educate existing and prospective customers, and third-party systems integrators on whom prospective customers are increasingly relying for expertise, on the advantages of the Company's products over the approach of integrating a combination of products. There can be no assurance that these customers, potential customers or systems integrators will perceive sufficient value in the Company's products to justify purchasing or recommending Forte products.

    The Company has also experienced and expects to continue to experience increased competition from a number of vendors that market software products specifically targeted for building distributed applications. Actual and potential competitors include: providers of application development software, such as Compuware/Uniface, Dynasty Technologies, Inc., IBM Corporation, Microsoft Corporation, NAT Systems, Inc., Oracle Corporation, Sterling Software, Inc., and the Powersoft unit of Sybase.; Web-based development tools targeting production enterprise Internet applications; middleware companies advocating a middleware-centric approach to building enterprise applications; developers of packaged applications and application components, templates and frameworks; and integration software vendors.

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

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

    The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has one issued United States patent that expires in 2012 and corresponding patent applications pending in Canada, Australia, Japan and several member countries within the European Patent Organization. There can be no assurance that the Company's patent will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. The Company has obtained registration of the FORTE trademark in seven countries and has trademark registration applications pending in numerous additional countries. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. The Company has entered into source code escrow agreements with a limited number of its customers and resellers requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. In addition, Compaq and Sirius each currently possesses copies of Forte source code for certain limited purposes, subject to the terms of separate written agreements each company has entered into with the Company. Compaq has an option to purchase a non-exclusive, fully paid license of the Forte source code. Compaq's option becomes exercisable if the Company is acquired and the acquiror fails to agree to assume the Company's contractual obligations to Compaq. The provision of source code may increase the likelihood of misappropriation by third-parties.

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

EMPLOYEES

    As of March 31, 1999, the Company had a total of 408 employees, including 96 in product development, 39 in technical support, 229 in sales and marketing and related customer support services and 44 in administration. Of these employees, 288 were located in the United States, 101 were located in Europe, 13 were located in Australia and 6 were located in Canada. None of the Company's employees are represented by a collective bargaining agreement, and the Company has never experienced any work stoppage. The Company considers its relations with its employees to be good.

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

EXECUTIVE OFFICERS

    The executive officers and directors of the Company, and their ages as of June 1, 1999, are as follows:

NAME                                             AGE                       POSITION
-------------------------------------------      ---      -------------------------------------------
Martin J. Sprinzen.........................          50   President, Chief Executive Officer and
                                                            Chairman of the Board of Directors
Jonathan McKay.............................          43   Senior Vice President, Marketing
Paul Butterworth...........................          48   Senior Vice President and Chief System
                                                            Architect
Bob L. Corey...............................          47   Senior Vice President, Chief Financial
                                                            Officer, Secretary and Director
David Taber................................          43   Senior Vice President, Business Development
Alston Gardner.............................          43   Director
Thomas A. Jermoluk.........................          42   Director
William H. Younger, Jr.....................          49   Director

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

    JONATHAN MCKAY was elected to Senior Vice President, Marketing in May 1999. Prior to that, Mr. McKay served as Vice President, EAI Business Unit from January 1999 to May 1999 and served as Director of European Distributor Operations, where he established new subsidiaries in Switzerland, Belgium and Holland, from April 1997 to January 1999. From April 1992 to April 1997, Mr. McKay was employed by Sybase, Inc., a database software company, most recently as its European Sales Operations Director. Prior to that, Mr. McKay spent three years as Sales & Marketing Director for the financing company Unison Group plc, as well as seven years with United Leasing plc as its European Operations Director.

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

    BOB L. COREY, was appointed Senior Vice President of Finance and Administration and Chief Financial Officer in May 1998. In February 1999, Mr. Corey was elected to the Board of Directors. Prior to joining Forte, Mr. Corey was Executive Vice President and Chief Financial Officer of SyQuest Technology Inc., a provider of removable storage solutions, from July 1997 to April 1998. Prior to that Mr. Corey was Vice President and Chief Financial Officer of Primavera Systems, a provider of project management software and services for PC's, from April 1996 to July 1997. From March 1993 to March 1996, Mr. Corey was Executive Vice President and Chief Financial Officer of MTI Technology Inc., a provider of storage solutions. Earlier in his career, Mr. Corey was Vice President and Controller for Ashton Tate, a provider of software solutions for PC's. Mr. Corey holds a B.A. in business administration from California State University at Fullerton. Mr. Corey joined Arthur Andersen & Co. after completing college where he earned his certificate as a Certified Public Accountant.

    DAVID TABER has served as Senior Vice President of Business Development since May 1999. Prior to that, Mr. Taber served as Senior Vice President of the Java Business Unit from January 1999 until May 1999 and served as Senior Vice President of Marketing from September 1997 to January 1999. Prior to joining Forte, Mr. Taber was Vice President, Worldwide Marketing for ILOG, a provider of C++ business application components, from May 1996 to September 1997. From October 1994 to May 1996, Mr. Taber was Group Director of Strategic Marketing for Sybase Inc., a database software company, where he was responsible for Internet marketing, competitive marketing, corporate pricing, and industry analyst relations. From January 1988 to October 1994, Mr. Taber held several marketing positions with Sun Microsystems. Mr. Taber earned an M.B.A. from the University of California Berkeley and a B.A. degree from the University of California Santa Cruz.

    ALSTON GARDNER has been a director of the Company since February 1999. Mr. Gardner has served as Chief Executive Officer of OnTarget, Inc. (formerly Target Marketing Systems, Inc.), a sales training and consulting firm, since June 1989. Prior to founding Target Marketing Systems, Mr. Gardner was a consultant to technology firms. From 1977 to 1988, Mr. Gardner held various sales and sales management positions with Dun & Bradstreet Computing Services, Information Science, Automatic Data Processing and Wallace Computer Services. Mr. Gardner holds a B.A. degree from the University of North Carolina and has attended the executive programs at Harvard Business School, Stanford and the University of Virginia.

    THOMAS A. JERMOLUK has been a director of the Company since February 1996. Mr. Jermoluk currently serves as Chief Executive Officer and as Chairman of the board of directors of Excite@Home, Inc., a distributor of high-speed interactive services to residences and businesses using the cable industry's hybrid-fiber coaxial infrastructure and its own network architecture. From 1986 to 1996, Mr. Jermoluk was employed by Silicon Graphics, Inc., a manufacturer of high performance visual computing systems, as President and a member of its board of directors from 1994 to 1996, and as Chief Operating Officer from 1992 to 1996. Mr. Jermoluk's other positions at Silicon Graphics included Executive Vice President from 1991 to 1992 and Vice President/General Manager, Advanced Systems Division, from 1988 to 1991. Mr. Jermoluk holds a B.S. degree in computer science/electrical engineering and an M.S. degree in computer science from Virginia Tech.

    WILLIAM H. YOUNGER, JR., has been a director of the Company since February 1991. Mr. Younger has been a Managing Director of the general partner of Sutter Hill Ventures, a venture capital firm, since 1983. Mr. Younger currently serves as a director of Information Advantage Inc. and several private companies. Mr. Younger holds a B.S.E.E. degree from the University of Michigan and an M.B.A. from Stanford University.

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

    LIMITED OPERATING HISTORY; HISTORY OF OPERATING LOSSES. The Company was founded in February 1991 and first shipped product in August 1994. After achieving profitability from December 1995 through March 31, 1997, the Company incurred net losses for each subsequent quarter through the quarter ended June 30, 1998. The Company has shown a modest profit for each of the three quarters ended September 30, 1998, December 31, 1998 and March 31, 1999. At March 31, 1999, the Company had an accumulated deficit of $31.0 million. A substantial portion of the accumulated deficit is due to the deployment of significant resources to the Company's product development, sales and marketing organizations. The Company expects to continue to devote substantial resources in these areas and as a result will need to significantly increase revenues to return to profitability. There can be no assurance that any of the Company's business strategies will be successful or the Company will be profitable in any future quarter or period.

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

    The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. At present, the Company has completed its assessment of all systems that could be significantly affected by the Year 2000, including the Company's products, its internal Information Technology, supplier and service provider compliance and operating equipment with embedded chips or software (e.g. laptop computers). The Company has also completed the remediation phase and is currently in the testing and implementation phases of the process. The Company is approximately 75 percent complete with regards to the testing of its operating systems, firmware, software and business applications and is approximately 25 percent complete with the resulting required implementation. It is anticipated that these last two phases will be substantially completed by the end of the Company's second fiscal quarter ending September 30, 1999. The Company has established a Year 2000 Issue Team which is representative across operating departments and is coordinating the completion of Year 2000 implementation (via a Year 2000 laboratory used for testing key environments) and testing across all platforms. Periodic follow-up meetings are held whereby the current status is updated and documented, and assignments are prescribed for the following week.

    The costs incurred in addressing the Year 2000 Issue are being expensed as incurred in compliance with generally accepted accounting principles. To date, such costs only include the salary expenses of Forte employees associated with the project. None of these costs are expected to materially impact the results of operations in any one period. Funding of these costs will come from the Company's normal working capital.

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

    The Company believes that Year 2000 issues may affect the purchasing patterns of customers and potential customers in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase enterprise application software products such as those offered by the Company. Conversely, Year 2000 issues may cause other companies to accelerate purchases of application development and deployment software to replace non-Year 2000 compliant applications, causing a short-term increase in demand for the Company's products. There is no assurance that such an increase in demand will be realized, or that companies will resume application development if and when they resolve their Year 2000 issues. Either of the foregoing could have a material adverse effect upon the Company's business, operating results and financial condition. Further, the Company believes that, as the second half of calendar year 1999 approaches, some of its current and potential customers may reduce or suspend a significant amount of their development, deployment and integration projects in favor of an intense focus and increased efforts on their Year 2000 Issue compliance projects. This would have a material adverse effect on the Company's business, financial performance and cash resources.

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

    The Company has identified certain critical applications and has classified potential disasters. The Company has provided a list of requirements and priorities including, for example, customer service, billing and invoicing, and engineering.

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

    DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant degree upon the continuing contributions of its key management, sales, marketing, software development and customer support personnel, and its ability to attract and retain such highly-skilled personnel. The loss of key personnel could materially and adversely affect the Company. Competition for qualified personnel is intense, particularly in the sales and software development areas, and there can be no assurance that the Company can retain its existing personnel or that it can attract, assimilate and retain additional highly qualified personnel in the future. The timing of the Company's hiring of new sales personnel and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results. The Company has at times experienced and continues to experience difficulty in recruiting and retaining qualified personnel. The Company experienced significant turnover in its North America sales organization during fiscal years 1998 and 1999. Competitors and others have in the past and may in the future attempt to recruit the Company's employees. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

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

    COMPETITION. The market for distributed software used in the development, deployment, integration and management of distributed applications is intensely competitive and characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapidly changing customer requirements. Distributed applications that can be developed and deployed using the Company's Forte environment can also be implemented by integrating a combination of application development tools and more powerful server programming techniques such as stored procedures in relational databases and C or C++ programming, along with networking and database middleware to connect the various components. As such, the Company effectively experiences its primary competition from potential customers' decisions to pursue this type of approach as opposed to utilizing an application environment such as Forte. As a result, the Company must continuously educate existing and prospective customers, and third-party systems integrators on whom prospective customers are increasingly relying for expertise, on the advantages of the Company's products over the approach of integrating a combination of products. There can be no assurance that these customers, potential customers or systems integrators will perceive sufficient value in the Company's products to justify purchasing or recommending them.

    The Company has also experienced and expects to continue to experience increased competition from a number of vendors that market software products specifically targeted for building distributed applications. Actual and potential competitors include: providers of application development software, such as Compuware/Uniface, Dynasty Technologies, Inc., IBM Corporation, Microsoft Corporation, NAT Systems, Inc., Oracle Corporation, Seer Technologies, Inc., Sterling Software, Inc., and the Powersoft unit of Sybase, Inc.; web-based development tools targeting production enterprise Internet applications; middleware companies advocating a middleware-centric approach to building enterprise applications; developers of packaged applications and application components, templates and frameworks; and integration software vendors.

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

    NEW ACCOUNTING STANDARDS. Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by Statements of Position 98-4 and 98-9, was issued in October 1997 and addresses software revenue recognition matters. The SOP supersedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997. The Company adopted SOP 97-2 in its first quarter of fiscal year 1999 and restatement of prior financial statements was prohibited. Based upon interpretation of SOP 97-2, the Company believes its current revenue recognition policies and practices are materially consistent with the SOP.

    In December 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 amends paragraphs 11 and 12 of SOP 97-2 to require recognition of revenue using the "residual method" when (1) there is evidence of vendor-specific objective evidence ("VSOE") of fair value for all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements in the arrangement and (3) all revenue recognition criteria in SOP 97-2 other than the requirement for VSOE of the fair value of each delivered element of the arrangement are satisfied. Under the residual method,
(1) the fair market value is applied to all the undelivered items based on their previously determined VSOE of fair values and is deferred until earned based on other sections of SOP 97-2, and (2) the difference between the total contract value and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The provisions of SOP 98-9 will be applied to all transactions in the Company's fiscal year ending March 31, 2000.

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

    RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Revenues from foreign subsidiaries and export sales accounted for 43 percent, 45 percent and 36 percent of the Company's total revenues in fiscal years 1999, 1998 and 1997, respectively. The Company currently has international sales offices located in Australia, Belgium, Canada, France, Germany, Holland, Switzerland, and the United Kingdom which have generated substantially all direct international revenues recognized by the Company to date. The Company believes that in order to increase sales opportunities and regain profitability, it will be required to continue to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Forte and related products. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially and adversely affected.

    International operations are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, costs of localizing products for foreign markets, longer accounts receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences, political and economic instability, the introduction of the Euro, and the difficulty in maintaining effective communications due to distance, language and cultural barriers. There can be no assurance that the Company or its distributors or resellers will be able to sustain or increase international revenue from licenses or from maintenance and services, or that some or all of the foregoing factors will not have a material adverse effect on the Company's future international revenue and, consequently, on the Company's business, operating results and financial condition. The Company's direct international revenues are generally denominated in local currencies. The Company does not currently engage in hedging activities. Revenues generated by the Company's distributors and resellers are generally paid to the Company in United States dollars. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on revenues from international sales and thus the Company's business, operating results and financial condition.

    PROPRIETARY RIGHTS, RISKS OF INFRINGEMENT AND SOURCE CODE RELEASE. The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has one issued United States patent that expires in 2012 and corresponding patent applications pending in Canada, Australia, Japan and several member countries within the European Patent Organization. There can be no assurance that the Company's patent will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. The Company has obtained registration of the FORTE trademark in seven countries and has trademark registration applications pending in numerous additional countries. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. The Company has entered into source code escrow agreements with a limited number of its customers and resellers requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. In addition, Compaq and Mitsubishi each currently possesses copies of Forte source code for certain limited purposes, subject to the terms of separate written agreements each company has entered into with the Company. Compaq has an option to purchase a non-exclusive, fully-paid license of the Forte source code. Compaq's option becomes exercisable if the Company is acquired and the acquiror fails to agree to assume the Company's contractual obligations to Compaq. The provision of source code may increase the likelihood of misappropriation by third parties.

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

ITEM 2. PROPERTIES

    The Company's principal administrative, sales, marketing, and product development facility occupies approximately 68,800 square feet in Oakland, California pursuant to a lease and sublease which expires June 2000. The Company previously subleased an additional 60,800 square feet in Oakland, which the Company does not plan to occupy and has subleased to a third-party through June 2000. The Company also leases sales and support offices in Phoenix, AZ, Los Angeles, CA, Roseville, CA, San Diego, CA, Englewood, CO, Shelton, CT, Kennesaw, GA, Rosemont, IL, Rockville, MD, Wakefield, MA, Southfield, MI, Iselin, NJ, NewYork, NY, Dallas, TX, Houston, TX and Bellevue, WA. The Company also maintains international offices in Australia, Belgium, Canada, France, Germany, Holland, Italy, Switzerland, and the United Kingdom. The Company believes that its existing facilities are adequate for its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not aware of any pending or threatened litigation that could have a material adverse effect upon the Company's business, operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The Company's Common Stock is traded over-the-counter on the Nasdaq National Market under the symbol "FRTE." The Company commenced its initial public offering of Common Stock on March 11, 1996 at a price of $21 per share. The following table sets forth the high and low closing sale prices for last two years as reported on the Nasdaq National Market. Such prices represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                                               HIGH        LOW
                                                                             ---------  ---------
First Quarter of fiscal year 1998..........................................  $   23.38  $    8.25
Second Quarter of fiscal year 1998.........................................  $   16.00  $   10.69
Third Quarter of fiscal year 1998..........................................  $   14.63  $    7.13
Fourth Quarter of fiscal year 1998.........................................  $    7.50  $    5.03
First Quarter of fiscal year 1999..........................................  $    8.06  $    4.00
Second Quarter of fiscal year 1999.........................................  $    6.69  $    2.94
Third Quarter of fiscal year 1999..........................................  $    6.00  $    2.75
Fourth Quarter of fiscal year 1999.........................................  $    8.56  $    4.13

    At June 1, 1999, there were 387 stockholders of record, representing approximately 9,600 stockholder accounts, of the Company's Common Stock, as shown in the records of the Company's transfer agent. The Company has not paid any cash dividends on its capital stock since its inception, and does not expect to pay cash dividends on its Common Stock in the foreseeable future.

ITEM 6. CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. The consolidated statement of operations data for each of the three years in the period ended March 31, 1999 and the consolidated balance sheet data at March 31, 1999 and 1998 are derived from the audited consolidated financial statements included elsewhere in Item 8. The consolidated statement of operations data for each of the two years in the period ended March 31, 1996 and the consolidated balance sheet data at March 31, 1995, 1996 and 1997 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

                                                            FOR THE YEARS ENDED MARCH 31,
                                                -----------------------------------------------------
                                                  1999       1998       1997       1996       1995
                                                ---------  ---------  ---------  ---------  ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of Operations Data:
Revenue:
  License fees................................  $  40,479  $  39,825  $  43,595  $  21,357  $   7,974
  Maintenance and services....................     39,042     31,503     19,456      8,688      2,033
                                                ---------  ---------  ---------  ---------  ---------
    Total revenues............................     79,521     71,328     63,051     30,045     10,007

Cost of revenues:
  License fees................................        590        892        665        456        142
  Maintenance and service.....................     21,511     18,844     11,796      5,452      2,000
                                                ---------  ---------  ---------  ---------  ---------
    Total cost of revenues....................     22,101     19,736     12,461      5,908      2,142
                                                ---------  ---------  ---------  ---------  ---------
Gross profit..................................     57,420     51,592     50,590     24,137      7,865
                                                ---------  ---------  ---------  ---------  ---------

Operating expenses:
  Sales and marketing.........................     36,935     44,862     28,560     15,060      7,869
  Product development and engineering.........     17,678     14,983     10,611      8,069      5,515
  General and administrative..................      5,291      7,585      5,119      3,168      1,874
                                                ---------  ---------  ---------  ---------  ---------
    Total operating expenses..................     59,904     67,430     44,290     26,297     15,258
                                                ---------  ---------  ---------  ---------  ---------
Income (loss) from operations.................     (2,484)   (15,838)     6,300     (2,160)    (7,393)
Other income, net.............................      1,376      2,006      1,988        286        147
                                                ---------  ---------  ---------  ---------  ---------
Operating income (loss).......................     (1,108)   (13,832)     8,288     (1,874)    (7,246)
Provision for income taxes....................        250        345      1,039        114        104
                                                ---------  ---------  ---------  ---------  ---------
Net income (loss).............................  $  (1,358) $ (14,177) $   7,249  $  (1,988) $  (7,350)
                                                ---------  ---------  ---------  ---------  ---------
Net income (loss) per share Basic.............  $   (0.07) $   (0.73) $    0.39  $   (0.12) $   (0.50)
                                                ---------  ---------  ---------  ---------  ---------
Net income (loss) per share Diluted...........  $   (0.07) $   (0.73) $    0.34  $   (0.12) $   (0.50)
                                                ---------  ---------  ---------  ---------  ---------
Shares used in net income (loss) Per share:
  Basic.......................................     19,918     19,334     18,458     16,904     14,562
                                                ---------  ---------  ---------  ---------  ---------
  Diluted.....................................     19,918     19,334     21,110     16,904     14,562
                                                ---------  ---------  ---------  ---------  ---------


                                                  1999       1998       1997       1996       1995
                                                ---------  ---------  ---------  ---------  ---------
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term
  investments.................................  $  26,669  $  34,160  $  48,257  $  41,317  $  12,775
Working capital...............................     31,730     30,032     43,655     39,714     10,070
Total assets..................................     59,222     63,738     73,749     57,291     18,142
Capital lease obligations, due after one
  year........................................         --        123        849      1,714        834
Total stockholders' equity....................     37,871     37,310     48,674     40,044      7,449

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

OVERVIEW

    The Company was founded in February 1991 to design, develop and market a distributed client/server application integration, development, deployment and management environment. To date, all of the Company's revenues have been derived from licenses of the Company's primary product, Forte and related products as well as maintenance, training and consulting revenues. The Company began shipping Release 1.0 of Forte in August 1994, Release 2.0 in November 1995 and release 3.0 in August 1997. The Company has developed and currently ships four related products for use with Forte, (1) Forte Conductor, a production workflow environment for automating mission-critical business processes; (2) Forte WebEnterprise, which enables the creation, manipulation and reuse of Internet components with Forte applications; (3) Forte Express, a visual application generator; and (4) Forte Fusion EAI Product Suite, which enables organizations to integrate and extend application packages, legacy systems and custom components in a standards-based environment. The Company currently expects that revenues from Forte and related products and services will continue to account for substantially all of the Company's revenues for fiscal year 2000. As a result, factors adversely affecting the pricing of or demand for Forte and related products and services could have a material adverse effect on the Company's business, operating results and financial condition.

    After achieving profitability from December 1995 through March 31, 1997, the Company incurred net losses for each quarter in fiscal year 1998 and the first quarter of fiscal year 1999. The Company has reported a modest profit for each of the final three quarters of fiscal year 1999. At March 31, 1999 the Company had an accumulated deficit of $31.0 million. A substantial portion of the accumulated deficit is due to the significant commitment of resources to the Company's product development, sales and marketing organizations. The Company expects to continue to devote substantial resources in these areas and as a result will need to significantly increase revenues to return to profitability. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be profitable in any future quarter or period.

    The Company's total headcount was 408, 445 and 351 at March 31, 1999, 1998 and 1997, respectively. The growth in headcount from fiscal 1997 to fiscal 1998 was attributable to the Company's expansion of its direct sales organization and its product development organization, and the reduction in headcount from fiscal 1998 to fiscal 1999 was the result of a re-organization of the Company's U.S. sales organization. The direct sales organization was reduced to reflect the Company's anticipated medium-term revenue opportunities, and the partner channel organization is being emphasized to leverage this distribution channel. The Company anticipates that there will be modest growth in headcount levels in fiscal year 2000.

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

    The Company's fiscal year 1999 total revenue increased by 11 percent to $79.5 million from $71.3 million in fiscal year 1998. Fiscal year 1999 United States total revenue increased by 16 percent to $45.1 million from $38.9 million in fiscal year 1998. Fiscal year 1999 international revenue increased by 6 percent to $34.4 million from $32.4 million in fiscal year 1998. The increase in United States revenue in fiscal year 1999, as compared to fiscal year 1998, was primarily the result of significant growth in domestic maintenance and services revenue and additionally due to an increase in license fees revenue. License fees revenue increased primarily as a result of a strong contribution from the Company's VAR channel, as well as by the progress realized in the realignment of its United States sales organization which resulted in improved productivity per salesman. Additionally, license fees revenue was positively impacted by the availability in the last quarter of fiscal year 1999 of the Company's EAI products. The increase in international revenue in fiscal year 1999, as compared to fiscal year 1998, was primarily due to the growth in maintenance and services revenue resulting from a larger installed base plus related increases in demand for support services. This increase was partially offset by a decrease in international license fees revenue attributable to the softness of software sales in Europe in the Company's fourth quarter of fiscal year 1999. Certain deals anticipated to close did not close within that quarter.

    The Company's fiscal year 1998 total revenue increased by 13 percent to $71.3 million from $63.1 million in fiscal year 1997. Fiscal year 1998 United States total revenue decreased by 3 percent to $38.9 million from $40.2 million in fiscal year 1997. Fiscal year 1998 international revenue increased by 42 percent to $32.4 million from $22.9 million in fiscal year 1997. The fiscal year 1998 decrease in the United States revenue was primarily due to a decrease in license revenue partially offset by an increase in maintenance and services revenue. Additionally, fiscal year 1997 United States revenue included an unusually large follow-on sale to an existing customer of $5.5 million. The fiscal year 1998 total international revenue increase was due to increases in licenses, maintenance and services revenue as the Company continued to expand its International sales organizations.

    The Company's fiscal year 1999 license fees revenue increased by 2 percent to $40.5 million from $39.8 million in fiscal 1998. License fees revenue increased in the United States by 7 percent to $22.0 million in fiscal 1999 from $20.5 million in fiscal 1998 primarily as a result of improved productivity within the domestic sales force. License fees revenue in the United States was also positively impacted by the initial availability in the fourth quarter of fiscal year 1999 of the Company's EAI products. The license deals in the United States were widely distributed and were not concentrated in any one geographic area or region. International license fees revenue decreased by 4 percent to $18.5 million in fiscal 1999 from $19.3 million in fiscal 1998. This decrease was primarily attributable to a reduction of new license fees revenue generated in Europe as a number of deals expected to close in the last quarter of fiscal 1999 did not close. Further, there were not yet any sales of the Company's EAI products in the international arena.

    The Company's fiscal year 1998 total license fees revenue decreased by 9 percent to $39.8 million from $43.6 million in fiscal year 1997. Fiscal year 1998 United States license fees revenue decreased by 26 percent to $20.5 million from $27.6 million in fiscal year 1997; included in fiscal year 1997 license fees revenue was an unusually large follow-on sale to an existing customer of $5.2 million. Fiscal year 1998 international license fees revenue increased by 21 percent to $19.3 million from $16.0 million in fiscal year 1997. The Company believes that the fiscal year 1998 United States license fees revenue decrease was primarily due to a slowdown in the overall market for enterprise application development software, and the extended sales productivity ramp up needed for the Company's new sales representatives. The Company believes the market slowdown resulted from several factors, including but not limited to (1) a diversion of customer resources from enterprise application development to the Year 2000 Issue, (2) a general shortage of qualified programmers and a shift of available programming resources from corporate users to systems integrators, (3) market confusion caused by the complex and rapidly changing mix of alternative technologies for enterprise application development, and (4) the increased availability and popularity of packaged software applications. The Company believes market factors have resulted in progressively longer and more complex sales cycles for the Company's products. The Company also experienced significant turnover in its United States sales organization during fiscal year 1998, while the overall sales organization headcount grew substantially during fiscal year 1997. In the United States, the Company experienced lower productivity per sales representative during fiscal year 1998 as compared to fiscal year 1997. The Company believes that this reduction in productivity resulted from market factors and lengthening sales cycles as discussed above, and the overall reduction in Forte-related experience of the Company's United States sales organization. International license fees revenue increased as the Company expanded its international sales organization into additional markets and developed strong relationships with Strategic Partners.

    The Company believes that companies in its target market have significantly shifted from building internal enterprise applications to using system integrators to develop and deploy their enterprise applications. Also see "Product Concentration; Impact of Market Factors" in the section entitled "Business Risks."

    The Company's fiscal year 1999 maintenance and services revenue increased by 24 percent to $39.0 million in fiscal year 1999 from $31.5 million in fiscal year 1998. United States maintenance and services revenue increased by 26 percent to $23.1 million in fiscal 1999 from $18.4 million in fiscal 1998 and international maintenance and services revenue increased by 21 percent to $15.9 million in fiscal 1999 from $13.1 million in fiscal 1998.

    The Company's fiscal year 1998 maintenance and services revenue increased by 62 percent to $31.5 million from $19.5 million in fiscal year 1997. Fiscal year 1998 United States maintenance and services revenue increased by 47 percent to $18.4 million from $12.5 million in fiscal year 1997. Fiscal year 1998 international maintenance and services revenue increased by 90 percent to $13.1 million from $6.9 million in fiscal year 1997.

    These increases in total maintenance and services revenue were primarily a result of the growing installed base in the Company's software products and the associated increase in demand for maintenance, training and consulting services. In addition, there was an increased emphasis placed on sales of support services in fiscal year 1999. Services revenue as a percentage of total revenue may vary between periods due to changes in demand for the Company's services and changes in the rate of growth of license revenue.

    International revenue includes all revenue other than from the United States. International revenue includes sales from the Company's direct sales organizations in Europe, Canada and Australia and export sales through distributors and resellers in Europe, Asia and other areas of the world. International sales accounted for 43 percent, 45 percent and 36 percent of total revenues in fiscal years 1999, 1998 and 1997, respectively. Direct sales through the Company's European, Canadian and Australian subsidiaries totaled $26.0 million, $21.0 million and $13.0 million for the fiscal years ended March 31, 1999, 1998 and 1997, respectively. The table below sets forth the Company's export sales data from the U.S. for the fiscal years ended March 31, 1999, 1998 and 1997. See Note 1 of Notes to Consolidated Financial Statements.

                                                  YEARS ENDED MARCH 31
                                          -------------------------------------
                                             1999         1998         1997
                                          -----------  -----------  -----------
Total Export Revenues...................  $ 8,455,000  $11,417,000  $ 9,911,000
Total Direct Revenues...................  $25,970,000  $20,997,000  $12,968,000
                                          -----------  -----------  -----------
Total International.....................  $34,425,000  $32,414,000  $22,879,000
                                          -----------  -----------  -----------
                                          -----------  -----------  -----------

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

COST OF REVENUE

    COST OF LICENSE FEES. Cost of license fees revenue consists primarily of royalties paid to third-party vendors, product packaging, documentation and production and shipping costs. Cost of license fees revenue was $590,000, $892,000 and $665,000 in fiscal years 1999, 1998 and 1997, respectively, representing approximately 1 percent of license fees revenue in fiscal year 1999 and 2 percent of license fees revenue for both fiscal years 1998 and 1997. Cost of license fees revenue may vary as a percentage of license fees revenue due to changes in the Company's royalty obligations to third-party technology providers and the number of new products and product releases in a given period.

    COST OF MAINTENANCE AND SERVICES. Cost of maintenance and services revenue consists primarily of personnel-related and facilities costs incurred in providing customer support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of maintenance and services revenue was $21.5 million, $18.8 million and $11.8 million in fiscal years 1999, 1998 and 1997, respectively, representing 55 percent, 61 percent, and 63 percent of maintenance and services revenue in the respective periods. The decrease in cost of maintenance and services revenue for fiscal years 1999 and 1998 as a percentage of maintenance and services revenue was primarily due to improved economies of scale of the technical support center and increased productivity from training, support and consulting personnel. The Company does not expect its cost of maintenance and service revenues to continue to decrease materially as a percentage of maintenance and services revenue. The cost of services as a percentage of services revenue may vary between periods due to the mix of services provided by the Company and the extent to which external contractors are used to provide those services.

OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses and travel, entertainment and promotional expenses. Sales and marketing expenses decreased in fiscal year 1999 by 18 percent to $36.9 million from $44.9 million in fiscal year 1998. This decrease was the result of a re-organization of the Company's North American sales organization. The direct sales organization was reduced to reflect the Company's anticipated medium-term revenue opportunities, and the partner channel organization is being emphasized to leverage this distribution channel. The re-organization did not result in a significant charge to expense for severance and other costs associated with the re-organization. Sales and marketing expenses increased by 57 percent to $44.9 million in fiscal year 1998 from $28.6 million in fiscal year 1997. This increase reflects the hiring of additional sales and marketing personnel, and their related costs, as well as increased costs associated with expanded promotional activities. Sales and marketing expenses represented 46 percent, 63 percent and 45 percent of total revenues in fiscal years 1999, 1998 and 1997, respectively. The decrease in sales and marketing expenses as a percentage of total revenues for fiscal year 1999 compared to fiscal year 1998 was primarily due to the aforementioned re-organization within the Company's sales organization. The fiscal year 1998 increase in sales and marketing expenses as a percentage of total revenues was primarily due to heavy investment in marketing, pipeline development, sales organization headcount and training coupled with slower revenue growth in the United States during fiscal year 1998 compared to fiscal year 1997. The Company has experienced improved productivity in its direct sales organization in fiscal year 1999 and will continue to focus on further productivity improvements in fiscal year 2000. The Company anticipates a moderate reduction in sales and marketing expenses as a percentage of total revenue in fiscal year 2000 from fiscal year 1999.

    PRODUCT DEVELOPMENT. The Company believes that a significant level of investment for product development is required to remain competitive in today's business environment. Product development expenses increased by 18 percent to $17.7 million in fiscal 1999 from $15.0 million in fiscal year 1998, which represented a 41 percent increase from $10.6 million in fiscal year 1997. The fiscal 1999 increase was partially attributable to the fourth quarter expense of $1.5 million of acquired technology. The remaining increase in fiscal year 1999 from fiscal year 1998, and the increase in fiscal year 1998 from fiscal year 1997, was primarily attributable to the hiring of additional product development personnel. Product development expenses represented 22 percent, 21 percent and 17 percent of total revenue in fiscal years 1999, 1998 and 1997, respectively. The fiscal year 1999 increase in research and development expenses as a percentage of total revenue was primarily due to the aforementioned acquired technology write-off, partially offset by revenue growth. The fiscal year 1998 increase in product development expenses as a percentage of total revenues was primarily due to the Company's continued investment on significant Internet, Java and mainframe development activities, the increase in the number of product development personnel, and the outsourcing of certain development work, coupled with slower revenue growth compared to fiscal year 1997. The Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will increase in dollar amount in the future. All costs incurred in the research and development of software products and enhancements to existing software products have been expensed as incurred; accordingly, cost of license revenues includes no amortization of capitalized software development costs.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased in fiscal year 1999 by 30 percent to $5.3 million from $7.6 million in fiscal year 1998 and increased by 48 percent from $5.1 million in fiscal year 1997. The decrease in fiscal year 1999, as compared to fiscal year 1998, was primarily the result of a reduction in the number of employees, a decrease in bad debt expense, a reduction in rent expense primarily as a result of the sublet of excess office space and a reduction in other administrative expenses. The increase in fiscal year 1998, as compared to fiscal year 1997, was primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. General and administrative expenses represented 7 percent, 11 percent and 8 percent of total revenue in fiscal years 1999, 1998 and 1997, respectively. The fiscal year 1999 decrease in general and administrative expenses as a percentage of total revenue was primarily due to revenue growth and improved economies of scale. The fiscal year 1998 increase in general and administration expenses as a percentage of total revenue was primarily due to slower revenue growth compared to fiscal year 1997, coupled with expansion of the Company's administrative infrastructure. The Company believes that its general and administrative expenses will increase in dollar amount in the future as a result of the additions to the Company's administrative staff to support its anticipated growth in operations.

    OTHER INCOME, NET. Other income, net, represents interest earned by the Company on its cash and cash equivalents and short-term investments offset by interest expense on capitalized leases. See Note 9 of Notes to Consolidated Financial Statements.

    PROVISION FOR INCOME TAXES. There was no provision for federal or state income taxes for fiscal year 1999 as the Company incurred net operating losses, and there can be no assurance that the Company will realize the benefit of the net operating loss carryforwards. The Company recorded foreign income tax withholdings on certain license fees paid to the Company by foreign licensees.

    At March 31, 1999, the Company had a net operating loss carryforward for federal income tax purposes of approximately $27,234,000 which expires in tax years 2007 through 2018, a federal research and development tax credit carryforward of approximately $2,071,000 which expires in tax years 2005 through 2018 and a foreign tax credit carryforward of approximately $1,329,000 which begins to expire in tax years 1999 through 2002.

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

    The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. At present, the Company has completed its assessment of all systems that could be significantly affected by the Year 2000, including the Company's products, its internal Information Technology, supplier and service provider compliance and operating equipment with embedded chips or software (e.g. laptop computers). The Company has also completed the remediation phase and is currently in the testing and implementation phases of the process. The Company is approximately 75 percent complete with regards to the testing of its operating systems, firmware, software and business applications and is approximately 25 percent complete with the resulting required implementation. It is anticipated that these last two phases will be substantially completed by the end of the Company's second fiscal quarter ending September 30, 1999. The Company has established a Year 2000 Issue Team which is representative across operating departments and is coordinating the completion of Year 2000 implementation (via a Year 2000 laboratory used for testing key environments) and testing across all platforms. Periodic follow-up meetings are held whereby the current status is updated and documented, and assignments are prescribed for the following week.

    The costs incurred in addressing the Year 2000 Issue are being expensed as incurred in compliance with generally accepted accounting principles. To date, such costs only include the salary expenses of Forte employees associated with the project. None of these costs are expected to materially impact the results of operations in any one period. Funding of these costs will come from the Company's normal working capital.

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

    The Company believes that Year 2000 issues may affect the purchasing patterns of customers and potential customers in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase enterprise application software products such as those offered by the Company. Conversely, Year 2000 issues may cause other companies to accelerate purchases of application development and deployment software to replace non-Year 2000 compliant applications, causing a short-term increase in demand for the Company's products. There is no assurance that such an increase in demand will be realized, or that companies will resume application development if and when they resolve their Year 2000 issues. Either of the foregoing could have a material adverse effect upon the Company's business, operating results and financial condition. Further, the Company believes that, as the second half of calendar year 1999 approaches, some of its current and potential customers may reduce or suspend a significant amount of their development, deployment and integration projects in favor of an intense focus and increased efforts on their Year 2000 Issue compliance projects. This would have a material adverse effect on the Company's business, financial performance and cash resources.

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

    The Company has identified certain critical applications and has classified potential disasters. The Company has provided a list of requirements and priorities including, for example, customer service, billing and invoicing, and engineering.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations and investments in furniture and equipment through an initial public offering of common stock on March 11, 1996 with net proceeds of $34.3 million, the private sale of equity securities totaling approximately $28.3 million, furniture and equipment leases of approximately $4.1 million and cash advances from development partners. Net cash used in operating activities was $6.4 million and $10.9 million in fiscal years 1999 and 1998, respectively, and net cash generated by operating activities was $11.5 million in fiscal year 1997. For fiscal year 1999, net cash used in operating activities resulted primarily from the year's net loss, increases in accounts receivable, and prepaid expenses and other assets, and decreases in deferred revenues and accrued expenses and other liabilities. Accounts receivables increased as a result of the increase in revenues, primarily near the end of the fiscal year, and prepaid expenses increased primarily as a result of a technology acquisition during the year. Deferred revenues decreased as a result of the timing of revenue recognized based on contract terms, and accrued expenses and other liabilities decreased as a result of the timing of invoice or contract payments made during fiscal year 1999. For fiscal year 1998, net cash used in operating activities resulted primarily from the year's net loss, an increase in accounts receivable associated with increases in revenues, and a decrease in accounts payable, partially offset by increases in deferred revenues, accrued expenses and other liabilities. Net cash generated in fiscal year 1997 resulted primarily from net income, depreciation and amortization adjustments, increases in short term liabilities, somewhat offset by an increase in accounts receivable. At March 31, 1999, Company's accounts receivable days sales outstanding ("DSO") increased by 9 percent to 93 days from 85 days at March 31, 1998. This increase reflects the pre-selling of consulting and training services along with the normal large renewal of maintenance contracts at year end. DSO's were negatively impacted by the increase in deferred revenues by $2.0 million at March 31, 1999 from March 31, 1998. The Company's DSO could vary significantly on a quarterly or yearly basis.

    In fiscal years 1999, 1998 and 1997, the Company's investing activities consisted primarily of purchases of furniture and equipment and short-term investments. Capital expenditures, including those under capital leases, totaled $1.6 million, $4.9 million and $5.0 million for fiscal years 1999, 1998 and 1997, respectively. At March 31, 1999 the Company did not have any material commitments for capital expenditures.

    At March 31, 1999, the Company had $26.7 million in cash and cash equivalents and short term investments and $31.7 million in working capital. The Company believes that its existing cash, cash equivalents and short-term investments will be adequate to meet its cash needs for at least the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. However, there can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive.

QUARTERLY RESULTS

    The following tables set forth certain unaudited consolidated statement of operations data for the eight most recent quarters, as well as such data expressed as a percentage of the Company's total revenue for the periods indicated. This data has been derived from unaudited condensed consolidated financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. Such statement of operations data should be read in conjunction with the Company's audited consolidated financial statements and notes thereto. See the section entitled "Business Risks" in Item 1 for risk factors. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                           QUARTER ENDED
                                     -----------------------------------------------------------------------------------------
                                     MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,
                                       1999        1998       1998        1998       1998        1997       1997        1997
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of
  Operations Data:
Revenue:
  License fees.....................   $12,675    $10,741     $ 8,732    $ 8,331     $12,366    $ 9,575     $ 9,919    $ 7,965
  Maintenance and services.........     9,812      9,625       9,780      9,825       9,455      7,770       7,569      6,709
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------
    Total revenues.................    22,487     20,366      18,512     18,156      21,821     17,345      17,488     14,674
Cost of revenue:
  License fees.....................        50        194         112        234         432        220         171         69
  Maintenance and services.........     5,863      5,546       5,168      4,934       5,332      4,874       4,509      4,129
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------
    Total cost of revenues.........     5,913      5,740       5,280      5,168       5,764      5,094       4,680      4,198
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------
Gross profit.......................    16,574     14,626      13,232     12,988      16,057     12,251      12,808     10,476
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------

Operating expenses:
  Sales and marketing..............     9,500      9,371       8,035     10,029      12,488     12,365      10,752      9,257
  Product development and
    engineering....................     5,789      3,872       3,872      4,145       4,196      4,074       3,667      3,046
  General and administrative.......     1,450      1,152       1,272      1,417       2,198      1,933       1,907      1,547
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------
    Total operating expenses.......    16,739     14,395      13,179     15,591      18,882     18,372      16,326     13,850
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------
Income (loss) from operations......      (165)       231          53     (2,603)     (2,825)    (6,121)     (3,518)    (3,374)
Other income, net..................       303        328         360        385         476        462         515        553
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------
Income (loss) before income
  taxes............................       138        559         413     (2,218)     (2,349)    (5,659)     (3,003)    (2,821)
Provision for income taxes.........        16         25          81        128         310        630         (20)      (575)
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------
Net income (loss)..................   $   122    $   534     $   332    $(2,346)    $(2,659)   $(6,289)    $(2,983)   $(2,246)
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------
Net income (loss) per share-- basic   $  0.01    $  0.03     $  0.02    $ (0.12)    $ (0.14)   $ (0.32)    $ (0.15)   $ (0.12)
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------
Net income (loss) per share-
  diluted..........................   $  0.01    $  0.03     $  0.02    $ (0.12)    $ (0.14)   $ (0.32)    $ (0.15)   $ (0.12)
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------
Shares used in per share
  calculation
  Basic............................    20,124     19,962      19,870     19,686      19,512     19,424      19,296     19,105
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------
  Diluted..........................    21,880     21,009      20,864     19,686      19,512     19,424      19,296     19,105
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------

                                                                 AS A PERCENTAGE OF TOTAL REVENUE

                                                                           QUARTER ENDED
                                     -----------------------------------------------------------------------------------------
                                     MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,
                                       1999        1998       1998        1998       1998        1997       1997        1997
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenue:
  License fees.....................      56.4%      52.7%       47.2%      45.9%       56.7%      55.2%       56.7%      54.3%
  Maintenance and services.........      43.6       47.3        52.8       54.1        43.3       44.8        43.3       45.7
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------
    Total revenue..................     100.0      100.0       100.0      100.0       100.0      100.0       100.0      100.0

Cost of revenue:
  License fees.....................       0.2        1.0         0.6        1.3         2.0        1.3         1.0        0.5
  Maintenance and services.........      26.1       27.2        27.9       27.2        24.4       28.1        25.8       28.1
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------
    Total cost of revenue..........      26.3       28.2        28.5       28.5        26.4       29.4        26.8       28.6
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------
Gross profit.......................      73.7       71.8        71.5       71.5        73.6       70.6        73.2       71.4
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------

Operating expenses:
  Sales and marketing..............      42.2       46.0        43.4       55.2        57.2       71.3        61.5       63.1
  Product development and
    engineering....................      25.7       19.0        20.9       22.8        19.2       23.5        20.9       20.8
  General and administrative.......       6.5        5.7         6.9        7.8        10.1       11.1        10.9       10.5
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------
    Total operating expenses.......      74.4       70.7        71.2       85.8        86.5      105.9        93.3       94.4
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------
Income (loss) from operations......      (0.7)       1.1         0.3      (14.3)      (12.9)     (35.3)      (20.1)     (23.0)
Other income, net..................       1.3        1.6         1.9        2.1         2.2        2.7         2.9        3.8
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------
Income (loss) before income
  taxes............................       0.6        2.7         2.2      (12.2)      (10.8)     (32.6)      (17.2)     (19.2)
Provision (benefit) for income
  taxes............................       0.1        0.1         0.4        0.7         1.4        3.6        (0.1)      (3.9)
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------
Net income (loss)..................       0.5%       2.6%        1.8%     (12.9)%     (12.2)%    (36.2)%     (17.1)%    (15.3)%
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------

    Revenue for the quarter ended March 31, 1999 increased 3 percent to $22.5 million from $21.8 million in the quarter ended March 31, 1998. The increase was primarily due to first customer shipments of the Company's EAI products, sales force productivity gains in North America and an increase in maintenance and services revenue as a result of a larger installed base of users. License fees revenue in the fourth quarter of fiscal year 1999 increased by 2 percent to $12.7 million from $12.4 million in the fourth quarter of fiscal year 1998 primarily as a result of the aforementioned sales force productivity improvements. Maintenance and services revenue increased by 4 percent to $9.8 million in the fourth quarter of fiscal year 1999 from $9.5 million in the fourth quarter of fiscal year 1998. The increase was primarily a result of the growing installed base in the Company's software products and the associated increase in demand for maintenance, training and consulting services. International revenue decreased to $7.4 million, or by approximately 25 percent, in the fourth quarter of fiscal year 1999 from $9.9 million in the fourth quarter of fiscal year 1998, primarily as a result of the softness of sales within Europe. Certain deals in Europe that were expected to close in the fourth quarter of fiscal year 1999 did not close.

    Cost of revenue for the fourth quarter of fiscal year 1999 increased by 3 percent to $5.9 million from $5.8 million in the fourth quarter of fiscal year 1998. The increase was primarily related to maintenance and services revenue being a higher percentage of total revenue. As a result, there were increases in cost of services attributable to the hiring of additional consulting, customer service and training personnel during fiscal year 1999.

    Sales and marketing expenses decreased by 24 percent to $9.5 million for the fourth quarter of fiscal year 1999 from $12.5 million in the fourth quarter of fiscal year 1998 as a result of a re-organization of the Company's North American sales organization early in fiscal year 1999. Product development and engineering increased by 38 percent to $5.8 million in the fourth quarter of fiscal year 1999 from

$4.2 million in the fourth quarter of fiscal year 1998 as a result of the $1.5 million write-off of acquired technology. General and administrative expenses decreased by 34 percent to $1.5 million from $2.2 million primarily as a result of the sublet of excess office space and the reduction in the number of employees in this functional area.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding directors is incorporated herein by reference from the section entitled "Election of Directors" of the Company's proxy statement to be filed pursuant to Regulation 14A for its Annual Stockholders Meeting to be held August 18, 1999.

ITEM 11. EXECUTIVE COMPENSATION

    Information regarding directors is incorporated herein by reference from the section entitled "Executive Compensation" of the Company's proxy statement to be filed pursuant to Regulation 14A for its Annual Stockholders Meeting to be held August 18, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding directors is incorporated herein by reference from the section entitled "Stock Ownership of Certain Beneficial Owners and Management" of the Company's proxy statement to be filed pursuant to Regulation 14A for its Annual Stockholders Meeting to be held August 18, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding directors is incorporated herein by reference from the section entitled "Stock Ownership of Certain Beneficial Owners and Management," "Executive Compensation," and "Transactions with Management" of the Company's proxy statement to be filed pursuant to Regulation 14A for its Annual Stockholders Meeting to be held August 18, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form
    10-K:

1. CONSOLIDATED FINANCIAL STATEMENTS                                        PAGE NUMBER
                                                                         -----------------

Report of Ernst & Young, LLP, Independent Auditors.....................             47

Consolidated Balance Sheet as of March 31, 1999 and 1998...............             48

Consolidated Statement of Operations for each of the three years in the
  period ended March 31, 1999..........................................             49

Consolidated Statement of Stockholders' Equity for each of the three
  years in the period ended March 31, 1999.............................             50

Consolidated Statement of Cash Flow for each of the three years in the
  period ended March 31, 1999..........................................             51

Notes to Consolidated Financial Statements.............................             52

2. Financial Statement Schedule:

       Schedule I--Valuation and Qualifying Accounts

       Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

       3. Exhibits--See Item 14(c) below

(b) REPORTS ON FORM 8-K

    No reports on Form 8-K have been filed during the quarter ended March 31, 1999.

(c) Exhibits

EXHIBIT
NO.                                   DESCRIPTION
------ --------------------------------------------------------------------------
  2.1  Agreement and Plan of Merger dated January 22, 1996, for the reincorporation merger of Forte Software, Inc., a California corporation, into Forte Software, Inc., a Delaware corporation (the
         "Registrant").(1)

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

 10.1 Form of Indemnification Agreement entered into by and between Registrant and its officers and directors.(1)

 10.2  Registrant's 1991 Equity Incentive Plan.(1)

 10.3  Registrant's 1996 Stock Option Plan.(1)

 10.4  Registrant's Employee Stock Purchase Plan.(1)

EXHIBIT
NO.                                   DESCRIPTION
------ --------------------------------------------------------------------------
 10.5  Loan and Security Agreement by and between Registrant and Silicon Valley
         Bank dated as of September 20, 1994, as modified August 1, 1994.(1)
 10.6  Real property lease by and between Registrant and State of California
         Public Employee's Retirement System dated December 1, 1994.(1)
 10.7  Master Lease Agreement and Warrant Agreement by and between Registrant and
         Comdisco, Inc. dated as of December 28, 1992, as modified by subsequent
         Equipment Schedules and Warrant Agreements dated May 9, 1994 and
         February 15, 1995, and Equipment Schedule Dated January 17, 1996.(1)
 10.8  Software Agreement between Digital Equipment Corporation and Registrant dated July 21, 1992, as amended.(1)(2)
 10.9  Source Code License and Master Distributor Agreement between Registrant and Mitsubishi Corporation dated September 26, 1994.(1)(2)
 10.10 Strategic Software Development and Distribution Agreement between Sequent
         Computer Systems, Inc. and Registrant dated August 6, 1992, as amended.(1)(2)
 10.11 Amendment to Real property lease by and between Registrant and State of
         California Public Employee's Retirement System dated December 1, 1994 and amended on January 16, 1997.(5)
 10.12 Real property sublease by and between Registrant and ICF Kaiser Engineers,
         Inc. dated January 16, 1997.(5)
 10.13 Stock Option Grant to Thomas A. Jermoluk.(6)
 10.14 Stock Option Grant to Christos M. Cotsakos.(6)
 10.15 Form of Severance Agreement entered into by and between Registrant and its executive officers.(7)
 10.16 Full-recourse Promissory Note with Martin J. Sprinzen.(8)
 10.17 Stock Pledge Agreement with Martin J. Sprinzen.(8)
 10.18 Separation and Release Agreement with James Wambach.(8)
 10.19 Severance Agreement with Jay Shiveley.(8)
 16.1  Letter regarding change in certifying accountant(3)
 21.1  Subsidiaries of Registrant.(3)
 23.1  Consent of Ernst & Young, LLP, Independent Auditors.(3)
 23.2  Consent of Counsel. Reference is made to Exhibit 5.1(1)
 24.1  Power of Attorney.(See Signature Page)
 27.1  Financial data schedule

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

(4) Incorporated by reference to the Registrant Form 8-A dated May 1997.

(5) Incorporated by reference to the Registrant Form 10-K dated June 1997.

(6) Incorporated by reference to the Registrant Form 10-Q dated November 1997.

(7) Incorporated by reference to the Registrant Form 10-K dated June 1998.

(8) Incorporated by reference to the Registrant Form 10-Q dated November 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oakland, State of California, on this 25th day of June, 1999.

                                FORTE SOFTWARE, INC.

                                By:               /s/ BOB L. COREY
                                     -----------------------------------------
                                                    Bob L. Corey
                                       SENIOR VICE PRESIDENT, CHIEF FINANCIAL
                                          OFFICER, SECRETARY AND DIRECTOR

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

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President, Chief Executive
    /s/ MARTIN J. SPRINZEN        Officer and Director
------------------------------    (Principal Executive         June 25, 1999
      Martin J. Sprinzen          Officer)

                                Senior Vice President,
       /s/ BOB L. COREY           Chief Financial Officer,
------------------------------    Secretary and Director       June 25, 1999
         Bob L. Corey             (Principal Financial and
                                  Accounting Officer)

      /s/ ALSTON GARDNER
------------------------------  Director                       June 25, 1999
        Alston Gardner

    /s/ THOMAS A. JERMOLUK
------------------------------  Director                       June 25, 1999
      Thomas A. Jermoluk

 /s/ WILLIAM H. YOUNGER, JR.
------------------------------  Director                       June 25, 1999
   William H. Younger, Jr.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Forte Software, Inc.

    We have audited the accompanying consolidated balance sheets of Forte Software, Inc. as of March 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forte Software, Inc. at March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP
Walnut Creek, California
April 22, 1999

                              FORTE SOFTWARE, INC.

                           CONSOLIDATED BALANCE SHEET

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                     ASSETS

                                                                               MARCH 31,
                                                                          --------------------
                                                                            1999       1998
                                                                          ---------  ---------
Current assets:
  Cash and cash equivalents.............................................  $  11,789  $  13,358
  Short-term investments................................................     14,880     20,802
  Accounts receivable, net of allowances of $1,053 and $1,151 at March
    31, 1999 and 1998, respectively.....................................     23,231     20,277
  Prepaid expenses and other current assets.............................      3,115      1,635
                                                                          ---------  ---------
Total current assets....................................................     53,015     56,072
Equipment and leasehold improvements, net...............................      4,707      7,416
Other assets............................................................      1,500        250
                                                                          ---------  ---------
Total assets............................................................  $  59,222  $  63,738
                                                                          ---------  ---------
                                                                          ---------  ---------
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................  $   1,959  $   1,530
  Accrued expenses and other liabilities................................      8,989     12,198
  Deferred revenue......................................................     10,337     12,312
                                                                          ---------  ---------
Total current liabilities...............................................     21,285     26,040
Other long-term liabilities.............................................         --        123
Deferred revenue........................................................         66        265
Commitments.............................................................
Stockholders' equity:
  Convertible preferred stock, $0.01 par value; 5,000,000 shares
    authorized, no shares issued and outstanding........................         --         --
  Common Stock, $0.01 par value; 45,000,000 shares authorized;
    20,266,425 and 19,533,124 shares issued and outstanding at March 31,
    1999 and 1998, respectively.........................................        203        195
  Additional paid-in capital............................................     68,621     66,851
  Accumulated deficit...................................................    (31,021)   (29,663)
  Accumulated other comprehensive income (loss).........................         68        (73)
                                                                          ---------  ---------
Total stockholders' equity..............................................     37,871     37,310
                                                                          ---------  ---------
Total liabilities and stockholders' equity..............................  $  59,222  $  63,738
                                                                          ---------  ---------
                                                                          ---------  ---------

                            See accompanying notes.

                              FORTE SOFTWARE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       YEARS ENDED MARCH 31,
                                                                  -------------------------------
                                                                    1999       1998       1997
                                                                  ---------  ---------  ---------
Revenue:
  License fees..................................................  $  40,479  $  39,825  $  43,595
  Maintenance and services......................................     39,042     31,503     19,456
                                                                  ---------  ---------  ---------
  Total revenue.................................................     79,521     71,328     63,051
                                                                  ---------  ---------  ---------

Cost of revenue
  Cost of license fees..........................................        590        892        665
  Cost of maintenance and services..............................     21,511     18,844     11,796
                                                                  ---------  ---------  ---------
  Total cost of revenue.........................................     22,101     19,736     12,461
                                                                  ---------  ---------  ---------
  Gross profit..................................................     57,420     51,592     50,590

Operating expenses:
  Sales and marketing...........................................     36,935     44,862     28,560
  Product development and engineering...........................     17,678     14,983     10,611
  General and administrative....................................      5,291      7,585      5,119
                                                                  ---------  ---------  ---------
  Total operating expenses......................................     59,904     67,430     44,290
                                                                  ---------  ---------  ---------
Operating (loss) income.........................................     (2,484)   (15,838)     6,300
Interest income.................................................      1,425      2,199      2,232
Interest expense and other, net.................................        (49)      (193)      (244)
                                                                  ---------  ---------  ---------
(Loss) income before income taxes...............................     (1,108)   (13,832)     8,288
Provision for income taxes......................................        250        345      1,039
                                                                  ---------  ---------  ---------

Net (loss) income...............................................  $  (1,358) $ (14,177) $   7,249
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

Net (loss) income per share--basic..............................  $   (0.07) $   (0.73) $    0.39
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

Net (loss) income per share--diluted............................  $   (0.07) $   (0.73) $    0.34
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

Shares used in per share calculation
  Basic.........................................................     19,918     19,334     18,458
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------
  Diluted.......................................................     19,918     19,334     21,110
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

                            See accompanying notes.

                              FORTE SOFTWARE, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                               CONVERTIBLE
                                             PREFERRED STOCK
                                                                        COMMON STOCK       ADDITIONAL
                                         ------------------------  ----------------------    PAID-IN    ACCUMULATED
                                           SHARES       AMOUNT      SHARES      AMOUNT       CAPITAL      DEFICIT
                                         -----------  -----------  ---------  -----------  -----------  ------------
Balances at March 31, 1996.............          --           --      18,284   $     183    $  62,618    $  (22,735)
  Issuance of common stock.............          --           --         514           5        1,551            --
  Foreign currency translation
    adjustments........................          --           --          --          --           --            --
  Net income...........................          --           --          --          --           --         7,249
  Comprehensive income.................          --           --          --          --           --            --
                                                ---          ---   ---------       -----   -----------  ------------

Balances at March 31, 1997.............          --           --      18,798         188       64,169       (15,486)
  Issuance of common stock.............          --           --         735           7        2,682            --
  Foreign currency translation
    adjustments........................          --           --          --          --           --            --
  Net loss.............................          --           --          --          --           --       (14,177)
  Comprehensive loss...................          --           --          --          --           --            --
                                                ---          ---   ---------       -----   -----------  ------------

Balances at March 31, 1998.............          --           --      19,533         195       66,851       (29,663)
  Issuance of common stock.............          --           --         733           8        1,770            --
  Foreign currency translation
    adjustments........................          --           --          --          --           --            --
  Net loss.............................          --           --          --          --           --        (1,358)
  Comprehensive loss...................          --           --          --          --           --            --
                                                ---          ---   ---------       -----   -----------  ------------

Balances at March 31, 1999.............   $      --    $      --      20,266   $     203    $  68,621    $  (31,021)
                                                ---          ---   ---------       -----   -----------  ------------
                                                ---          ---   ---------       -----   -----------  ------------


                                           ACCUMULATED
                                              OTHER
                                          COMPREHENSIVE
                                          INCOME (LOSS)     TOTAL
                                         ---------------  ----------
Balances at March 31, 1996.............     $     (22)    $   40,044
  Issuance of common stock.............            --          1,556
  Foreign currency translation
    adjustments........................          (175)          (175)
  Net income...........................            --          7,249
                                                          ----------
  Comprehensive income.................            --          7,074
                                                -----     ----------
Balances at March 31, 1997.............          (197)        48,674
  Issuance of common stock.............            --          2,689
  Foreign currency translation
    adjustments........................           124            124
  Net loss.............................                      (14,177)
                                                          ----------
  Comprehensive loss...................            --        (14,053)
                                                -----     ----------
Balances at March 31, 1998.............           (73)        37,310
  Issuance of common stock.............            --          1,778
  Foreign currency translation
    adjustments........................           141            141
  Net loss.............................                       (1,358)
                                                          ----------
  Comprehensive loss...................            --         (1,217)
                                                -----     ----------
Balances at March 31, 1999.............     $      68     $   37,871
                                                -----     ----------
                                                -----     ----------

                            See accompanying notes.

                              FORTE SOFTWARE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOW

                                 (IN THOUSANDS)

                                                                      YEARS ENDED MARCH 31,
                                                                 -------------------------------
                                                                   1999       1998       1997
                                                                 ---------  ---------  ---------
OPERATING ACTIVITIES
Net (loss) income..............................................  $  (1,358) $ (14,177) $   7,249
Adjustments to reconcile net (loss) income to net cash used in operating activities:
  Depreciation and amortization................................      4,290      4,026      2,476
  Changes in operating assets and liabilities:
    Accounts receivable........................................     (2,918)    (2,466)    (6,777)
    Prepaid expenses and other assets..........................     (2,085)      (632)      (241)
    Accounts payable...........................................        465     (1,412)     1,851
    Deferred revenue...........................................     (2,138)     2,459      2,145
    Accrued expenses and other liabilities.....................     (2,610)     1,315      4,780
                                                                 ---------  ---------  ---------
Net cash (used in) provided by operating activities............     (6,354)   (10,887)    11,483

INVESTING ACTIVITIES
Purchases of equipment and leasehold improvements..............     (1,581)    (4,864)    (4,972)
Purchases of short-term investments............................    (12,188)   (18,497)   (16,539)
Maturities of short-term investments...........................     18,143     10,850      9,618
Loan to officer................................................     (1,595)        --         --
Repayments on loan to officer..................................        950         --         --
                                                                 ---------  ---------  ---------
Net cash provided by (used in) investing activities............      3,729    (12,511)   (11,893)

FINANCING ACTIVITIES
Reduction of capital lease obligations.........................       (722)    (1,036)    (1,124)
Proceeds from issuance of common stock.........................      1,778      2,689      1,556
                                                                 ---------  ---------  ---------
Net cash provided by financing activities......................      1,056      1,653        432
                                                                 ---------  ---------  ---------
Net (decrease) increase in cash and cash equivalents...........     (1,569)   (21,745)        22
Cash and cash equivalents at beginning of year.................     13,358     35,103     35,081
                                                                 ---------  ---------  ---------
Cash and cash equivalents at end of year.......................  $  11,789  $  13,358  $  35,103
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

Supplemental disclosures:
  Interest paid................................................  $      55  $     151  $     244
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------
  Income taxes paid............................................  $     457  $     590  $     432
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

Supplemental disclosures of noncash investing and Financing
  activities:
Capital lease obligations incurred.............................  $      --  $      --  $      90
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

                              FORTE SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    Forte Software, Inc. ("Forte" or the "Company") develops and markets an industry leading family of application integration and development products for enterprise computing. Forte products greatly simplify the creation and delivery of scalable production systems for internet environments. Forte products were designed to enable organizations to create applications with powerful functionality that support up to hundreds or thousands of concurrent users with high levels of reliability, performance and manageability.

    Forte products are marketed and sold through the Company's direct sales force, distributors, system integrators and value added resellers in all major markets. Forte products have been adopted by customers in a wide variety of industries, including banking, consumer, retail, education, energy, finance, government, healthcare/pharmaceuticals, insurance, manufacturing, media, technology and telecommunications.

BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned foreign subsidiaries. The Company translates the accounts of its foreign subsidiaries using the local foreign currency as the functional currency. The assets and liabilities of the foreign subsidiaries are translated into U.S. dollars using exchange rates at the balance sheet date, revenues and expenses are translated using the weighted average exchange rate for the period, and gains and losses from this translation process are credited or charged to the "accumulated other comprehensive income (loss)" account included in stockholders' equity. To date, foreign currency transaction gains and losses have not been material and are included in interest expense and other, net in the Consolidated Statement of Operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Certain financial statement items, in prior periods, have been reclassified to conform to the current year's presentation.

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

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    Cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of three months or less at the date of purchase and are stated at amounts that approximate fair value, based on quoted market prices. Cash equivalents consist principally of investments in taxable, short-term money market instruments and commercial paper.

    Short-term investments consist principally of short-term corporate securities and commercial paper with maturities greater than 90 days and are stated at amounts that approximate fair value.

    The Company accounts for its cash equivalents and short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At March 31, 1999 and 1998, the

                              FORTE SOFTWARE, INC.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Company has classified all of its debt securities as available-for-sale, the components of which are as follows (in thousands):

                                                                 MARCH 31,
                                                            --------------------
                                                              1999       1998
                                                            ---------  ---------
Commercial paper..........................................  $   6,489  $  17,324
Corporate securities......................................     11,495     13,146
Treasury notes............................................      1,598         --
Money market funds........................................         20         --
State and local municipalities............................         --        800
                                                            ---------  ---------
Total investments.........................................  $  19,602  $  31,270
                                                            ---------  ---------
                                                            ---------  ---------

Cash equivalents..........................................  $   4,722  $  10,468
Short-term investments....................................     14,880     20,802
                                                            ---------  ---------
Total investments.........................................     19,602     31,270
                                                            ---------  ---------

Cash......................................................      7,067      2,890
                                                            ---------  ---------
Total cash, cash equivalents and short-term investments...  $  26,669  $  34,160
                                                            ---------  ---------
                                                            ---------  ---------

    Unrealized gains and losses at March 31, 1999, 1998 and 1997 and realized gains and losses for the years then ended were not material. The cost of securities sold is based on the specific identification method.

    At March 31, 1999 and 1998, $1,483,000 and $9,669,000 of debt securities were included in cash equivalents, and $12,978,000 and $20,802,000 were included in short-term investments, respectively.

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

MAJOR CUSTOMER

    No customer accounted for more than ten percent of the Company's total revenues for the fiscal years ended March 31, 1999 or 1998. However, revenues from one customer accounted for approximately twelve percent of total revenues for the fiscal year ended March 31, 1997.

REVENUE RECOGNITION

    The Company licenses software under noncancelable license agreements and provides services, including maintenance, training and consulting. License fee revenue is recognized when a noncancelable

                              FORTE SOFTWARE, INC.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) license agreement has been signed, the product has been shipped, the fees are fixed and determinable and collectibility is probable. Fees for services are charged separately from the license of the Company's software products. Maintenance revenue consists of fees for ongoing support and product updates and are recognized ratably over the term of the contract, which is typically twelve months. Training revenue is recognized upon completion of the related training class. Consulting revenue is recognized as the services are performed.

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

    Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-4, was issued in October 1997 and addresses software revenue recognition matters. The SOP supersedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997. The Company adopted this SOP in its first quarter of fiscal year 1999 and restatement of prior financial statements was prohibited. Based upon its reading and interpretation of SOP 97-2, the Company believes its current revenue recognition policies and practices are materially consistent with the SOP.

    In December 1998, SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," was issued. SOP 98-9 amends paragraphs 11 and 12 of SOP 97-2 to require recognition of revenue using the "residual method" when (1) there is evidence of "vendor specific objective evidence" ("VSOE") of fair value for all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements in the arrangement and (3) all revenue recognition criteria in SOP 97-2 other than the requirement for VSOE of the fair value of each delivered element of the arrangement are satisfied. Under the residual method,
(1) the fair market value is applied to all the undelivered items based on their previously determined VSOE of fair values and is deferred until earned based on other sections of SOP 97-2, and (2) the difference between the total contract value and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The provisions of SOP 98-9 will be applied to all transactions in the Company's fiscal year ending March 31, 2000.

SOFTWARE DEVELOPMENT COSTS

    Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Under the standard, capitalization of internally derived software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. The Company begins capitalization upon completion of a working model. To date, such capitalizable costs have not been material. Accordingly, the Company has charged all such internally derived software development costs to research and development expense. The cost of purchased computer software to be sold, leased or otherwise marketed that has no alternative future use has been accounted for similar to internally developed software, as discussed above. Purchased software that has an alternative future use has been capitalized and accounted for according to its use. Resulting capitalized costs will be amortized

                              FORTE SOFTWARE, INC.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) on a straight-line basis over the estimated life of the products or the ratio of current revenue to the total of current and anticipated future revenue, whichever expense is greater. Such amortization shall start when the product is available for general release to customers.

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

NET INCOME (LOSS) PER SHARE

    Shares used in computing basic and diluted net income (loss) per share are based on the weighted average shares outstanding in each period, excluding shares subject to repurchase. Basic net income (loss) per share excludes any dilutive effects of stock options. Diluted net income (loss) per share includes the dilutive effect of the assumed exercise of stock options and warrants using the treasury stock method. However, the effect of outstanding stock option and warrant exercises has been excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive.

COMPREHENSIVE INCOME (LOSS)

    Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 requires certain revenues, expenses, gains or losses that, prior to adoption, were reported separately in stockholders' equity and excluded from net income (loss) to be included in other comprehensive income (loss). The Company's components of comprehensive income (loss) consist of net income (loss) and foreign currency translation adjustments. The Company adopted SFAS 130 effective April 1, 1998.

                              FORTE SOFTWARE, INC.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

    In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. In addition, SFAS 131 establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has adopted SFAS 131 effective March 31, 1999.

2. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements consist of the following (in thousands):

                                                            MARCH 31,
                                                       --------------------      ESTIMATED
                                                         1999       1998       USEFUL LIVES
                                                       ---------  ---------  -----------------
Equipment under capital leases.......................  $   4,168  $   4,182     36 - 42 months
Equipment............................................     12,139      9,788     36 - 42 months
Leasehold improvements...............................      1,350      2,096          36 months
                                                       ---------  ---------
                                                          17,657     16,076
Less accumulated depreciation and amortization.......    (12,950)    (8,660)
                                                       ---------  ---------
Equipment and leasehold improvements, net............  $   4,707  $   7,416
                                                       ---------  ---------
                                                       ---------  ---------

    Accumulated amortization related to assets under capital leases at March 31, 1999 and 1998 totaled $4,178,000 and $3,532,000, respectively.

3. STOCKHOLDERS' EQUITY

    Certain common shares are subject to repurchase rights by the Company in the event of termination of employment at the price originally paid by the stockholder.

    At March 31, 1999, common stock was reserved for issuance as follows:

Stock option plans...............................................  5,752,394
Warrants.........................................................     44,321
Employee stock purchase plan.....................................    243,295
                                                                   ---------
                                                                   6,040,010

    On May 16, 1997, the Board of directors of the Company declared a dividend distribution of one Preferred Share Purchase Right (the "Right") on each outstanding share of its common stock. Each Right will entitle stockholders to buy one one-thousandth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $125.00. The Rights will be exercisable if a person or group hereafter becomes the beneficial owner of 15% or more of the common stock of the Company or announces a tender or exchange offer for 15% or more of the common stock. The Board of

                              FORTE SOFTWARE, INC.

3. STOCKHOLDERS' EQUITY (CONTINUED)
Directors will be entitled to redeem the Rights at one cent per Right at any time before any such person hereafter becomes the beneficial owner of 15% or more of the outstanding common stock.

WARRANTS

    In March 1999, a total of 51,673 of previously outstanding warrants were exercised on a net issuance basis at prices ranging from $2.30 to $4.00 per share resulting in a total of 24,834 shares of the Company's common stock being issued.

    As of March 31, 1999, warrants to purchase common stock were outstanding in connection with an equipment lease agreement as follows: 13,500 shares at an exercise price of $6.67 per share, and 2,250 shares at an exercise price of $6.67 per share. These warrants are exercisable through 2005.

EMPLOYEE STOCK PURCHASE PLAN

    The Employee Stock Purchase Plan (the "Purchase Plan") was adopted in January 1996. The Company initially authorized 400,000 shares of common stock under the Purchase Plan of which 218,658 and 238,047 shares were issued during the years March 31, 1999 and 1998, respectively. At the Company's annual meeting in August 1997, an additional 300,000 shares were approved and authorized for issuance under the Plan. Eligible employees may purchase common stock through payroll deductions, which may not exceed 10% of an employee's compensation. The price of stock purchased under the Purchase Plan will be 85% of the lower of the fair market value of the common stock at the beginning of the 24-month offering period or on the applicable semiannual purchase date. Unless sooner terminated by the Board, the Purchase Plan shall terminate upon the earliest of (i) the last business day in October 2006, (ii) the date on which all shares available for issuance under the Purchase Plan shall have been sold pursuant to purchase rights exercised under the Purchase Plan or (iii) the date on which all purchase rights are exercised in connection with certain corporate transactions. The weighted-average fair value of shares issued under the Purchase Plan during 1999 and 1998 was $5.37 and $5.47 per share, respectively.

STOCK OPTION PLANS

    Under the terms of the 1991 Stock Option Plan (the "1991 Plan") eligible key employees, directors, and consultants can receive options to purchase shares of the Company's common stock at a price not less than 100% and 85% of the fair value on the date of the grant for incentive stock options and nonqualified stock options, respectively. The options granted under the 1991 Plan are exercisable over a maximum term of ten years from the date of grant and generally vest over either a four or a five-year period. Shares sold under the Plan are subject to various restrictions as to resale and right of repurchase by the Company.

    In January 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan") as the successor to the 1991 Plan. Under the 1996 Plan, eligible key employees, directors, and consultants can receive options to purchase shares of the Company's common stock at a price not less than 85% of the fair market value on the grant date. The Company authorized 4,860,000 shares of common stock to be issued under the 1996 Plan (including shares previously authorized under the 1991 Plan), of which 3,328,954 (including options incorporated from the 1991
Plan) are available for grant at March 31, 1999.

    In 1998 the Company's stockholders approved the adoption of 1997 Stock Option Plan (the "1997 Plan"). The terms of the 1997 Plan are substantially the same as the 1996 Plan. The number of shares of common stock initially reserved for grants under this Plan was 845,914, In February 1998, the Company

                              FORTE SOFTWARE, INC.

3. STOCKHOLDERS' EQUITY (CONTINUED)
approved an additional 700,000 shares for nonstatuatory stock options. At March 31, 1999, 2,243,440 shares were available for grant.

    In April 1997, the Company offered employees the option to exchange options to purchase 612,397 shares of common stock which had a weighted average exercise price of $23.55 for new options with an exercise price of $8.3125 per share. All options that were exchanged continued to vest under the original terms of the option grant, except that no options were exercisable for a period of one year from the exchange date.

    In August 1998, the Company offered all employees the choice to exchange options to purchase 2,399,120 shares of the Company's common stock which had a weighted average exercise price of $7.67 per share for new options with an exercise price of $4.125 per share. All options that were exchanged continued to vest under the original terms of the option grant, except that no options were exercisable for a period of nine months from the exchange date.

    A summary of the activity, combined, under the 1996 and 1997 Plans is set forth below:

                                                                                      WEIGHTED
                                                                                       AVERAGE
                                                                                      EXERCISE
                                                                         SHARES         PRICE
                                                                      -------------  -----------
Outstanding at March 31, 1996.......................................      3,073,058   $    2.73
  Granted...........................................................        486,200       31.06
  Exercised.........................................................       (439,278)       0.81
  Cancelled.........................................................       (257,708)       7.69
                                                                      -------------  -----------

Outstanding at March 31, 1997.......................................      2,862,272        7.35
  Granted...........................................................      3,041,797        8.00
  Exercised.........................................................       (517,172)       1.09
  Cancelled.........................................................     (1,097,180)      14.66
                                                                      -------------  -----------

Outstanding at March 31, 1998.......................................      4,289,717        6.13
  Granted...........................................................      4,537,870        4.39
  Exercised.........................................................       (495,238)       1.27
  Cancelled.........................................................     (3,552,664)       7.64
                                                                      -------------  -----------

Outstanding at March 31, 1999.......................................      4,779,685   $    4.09
                                                                      -------------  -----------
                                                                      -------------  -----------
Vested options at March 31, 1999....................................      1,475,025   $    3.66
                                                                      -------------  -----------
                                                                      -------------  -----------

    At March 31, 1999, 17,224 shares of common stock issued through the exercise of options were subject to repurchase by the Company. The weighted-average fair value of options granted during fiscal years 1999, 1998 and 1997 was $3.28, $5.05 and $18.17 per share, respectively.

                              FORTE SOFTWARE, INC.

3. STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information concerning currently outstanding and exercisable options:

                                                            OPTIONS OUTSTANDING           EXERCISABLE
                                                         --------------------------  ----------------------
                                                           WEIGHTED
                                                            AVERAGE      WEIGHTED     SHARES     WEIGHTED
                                                           REMAINING      AVERAGE    EXERCISABLE   AVERAGE
                                              SHARES      CONTRACTUAL    EXERCISE       AND      EXERCISE
RANGE OF EXERCISE PRICES                    OUTSTANDING  LIFE (YEARS)      PRICE      VESTED       PRICE
------------------------------------------  -----------  -------------  -----------  ---------  -----------
$ 0.67 - $ 0.67...........................     558,234          5.56     $    0.55     374,508   $    0.50
$ 1.33 - $ 4.00...........................     552,134          8.57          3.39     102,237        3.00
$ 4.06 - $ 4.06...........................       9,000          9.41          4.06       2,625        4.06
$ 4.13 - $ 4.13...........................   2,189,959          8.24          4.13     861,402        4.13
$ 4.16 - $ 4.75...........................     548,500          9.28          4.32      30,235        4.16
$ 4.81 - $ 5.19...........................      41,863          8.80          5.02       9,338        5.00
$ 5.25 - $ 5.25...........................     568,000          9.91          5.25      10,533        5.25
$ 5.31 - $28.75...........................     290,995          9.01          6.84      69,084        8.17
$33.00 - $33.00...........................       6,000          7.37         33.00       6,000       33.00
$38.75 - $38.75...........................      15,000          7.54         38.75       9,063       38.75
                                            -----------                              ---------
                                             4,779,685                               1,475,025
                                            -----------                              ---------
                                            -----------                              ---------

STOCK-BASED COMPENSATION

    As permitted under SFAS 123, the Company has elected to continue to follow APB 25 in accounting for stock-based awards to employees. Under APB 25, the Company has not recognized any compensation expense with respect to such awards, since the exercise price of the stock options awarded are equal to the fair market value of the underlying security on the grant date.

                              FORTE SOFTWARE, INC.

3. STOCKHOLDERS' EQUITY (CONTINUED)

    Disclosure of information regarding net (loss) income and net (loss) income per share is required by SFAS 123 for the Company's awards granted after March 31, 1995 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using a Black-Scholes option pricing model. Limitations on the effectiveness of the Black-Scholes option valuation model are that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The Company has plans which award employees stock including its stock option plans and the Purchase Plan. Both of these plans are discussed in the note above. The fair value of the Company's stock-based awards to employees was estimated assuming the following assumptions for the years ended March 31,:

                                                       STOCK OPTIONS                    PURCHASE PLAN
                                              -------------------------------  -------------------------------
                                                1999       1998       1997       1999       1998       1997
                                              ---------  ---------  ---------  ---------  ---------  ---------
Expected life (in years)....................          4        4.5          5        0.5        0.5        0.5
Expected volatility.........................       0.85       0.77       0.62       0.85       0.74       0.75
Risk free interest rate.....................        5.8%  5.2%-5.4%  6.1%-6.7%      5.75%  5.2%-6.1%       6.4%
Expected dividend yield.....................       0.00%      0.00%      0.00%      0.00%      0.00%      0.00%

    For disclosure purposes, the adjusted estimated fair value of the Company's stock-based awards to employees is amortized over the vesting period for options and the six-month purchase period for stock purchases under the Purchase Plan.

    The Company's adjusted information follows (in thousands, except for per share information):

                                                        YEAR ENDED MARCH 31,
                                                   -------------------------------
                                                     1999       1998       1997
                                                   ---------  ---------  ---------
Pro forma net (loss) income......................  $  (3,784) $ (16,305) $   5,258

Pro forma net (loss) income per share
  Basic..........................................  $   (0.19) $   (0.84) $    0.28
  Diluted........................................  $   (0.19) $   (0.84) $    0.25

    The effects of applying FAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income (loss) for future years.

4. LOAN TO EXECUTIVE OFFICER

    During the fiscal year ended March 31, 1999, the Company loaned $1.6 million to one of its executive officers. Of this amount, $1.0 million was repaid during fiscal year 1999. This full-recourse note is collateralized at 140 percent of the loan value in shares of the Company's common stock owned by this individual, and is due and payable to the Company in August 2000. Amounts outstanding accrue interest at an interest rate of seven and one-half percent per annum. As of March 31, 1999, a total of $32,000 of interest was earned and accrued for by the Company on this note. Notes receivable and related interest are

                              FORTE SOFTWARE, INC.

4. LOAN TO EXECUTIVE OFFICER (CONTINUED) classified in other assets in the Company's consolidated balance sheet. In April 1999, an additional $0.3 million was loaned to this officer under this promissory note.

5. INCOME TAXES

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

                                                                 YEAR ENDED MARCH 31,
                                                                 --------------------
                                                                   1999       1998
                                                                 ---------  ---------
Deferred tax assets:
  Net operating loss carryforwards.............................  $  10,023  $  11,030
  Deferred revenue.............................................        107        319
  Research and development credit carryforwards................      3,095      2,495
  Reserves and other accruals..................................      1,972      1,448
  Depreciation.................................................      2,013      2,099
  Foreign tax credit carryforwards.............................      1,328      1,272
  Other........................................................        723        128
                                                                 ---------  ---------
  Total deferred tax assets....................................     19,261     18,791
Valuation allowance............................................    (17,625)   (17,541)

Deferred tax liabilities.......................................     (1,636)    (1,250)
                                                                 ---------  ---------
Net deferred tax assets........................................         --         --
                                                                 ---------  ---------
                                                                 ---------  ---------

    Due to uncertainty surrounding the realization of the deferred tax assets, a valuation allowance has been established to fully offset net deferred tax assets at year end. The valuation allowance increased $84,000 and $6,679,000 in the years ending March 31, 1999 and 1998, respectively.

    Of the total deferred tax asset valuation allowance at March 31, 1999, approximately $4,200,000 relates to the exercise of employee stock options for which any subsequently recognized tax benefits will be credited directly to stockholders' equity rather than a reduction in the income tax provision.

    The current income tax provisions are as follows (in thousands):

                                                                    YEAR ENDED MARCH 31,
                                                               -------------------------------
                                                                 1999       1998       1997
                                                               ---------  ---------  ---------
Current:
Federal......................................................  $      12  $    (190) $     190
State........................................................         23         20        115
Foreign......................................................        215        515        734
                                                               ---------  ---------  ---------
                                                               $     250  $     345  $   1,039
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

                              FORTE SOFTWARE, INC.

5. INCOME TAXES (CONTINUED)
    The provision for income taxes differed from the amount computed by applying the statutory federal income tax rate as follows:

                                                                 YEAR ENDED MARCH 31,
                                                            -------------------------------
                                                              1999       1998       1997
                                                            ---------  ---------  ---------
Tax (credit) at federal statutory rate....................  $    (377) $  (4,703) $   2,818
State taxes...............................................         23         20        115
Foreign taxes.............................................        215        515        734
Utilization of net operating losses.......................         --         --     (2,896)
Net operating losses not benefitted.......................        278      4,570         --
Other items...............................................        111        (57)       268
                                                            ---------  ---------  ---------
Income Tax Provision......................................  $     250  $     345  $   1,039
                                                            ---------  ---------  ---------
                                                            ---------  ---------  ---------

    At March 31, 1999, the Company had a net operating loss carryforward for federal income tax purposes of approximately $27,234,000 which expires in tax years 2007 through 2018, a federal research and development tax credit carryforward of approximately $2,071,000 which expires in tax years 2005 through 2018 and a foreign tax credit carryforward of approximately $1,329,000 which begins to expire in tax years 1999 through 2002.

    Utilization of net operating losses and credits may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

6. COMPUTATION OF NET (LOSS) INCOME PER SHARE
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                YEAR ENDED MARCH 31,
                                                                           -------------------------------
                                                                             1999       1998       1997
                                                                           ---------  ---------  ---------
                                                                                (IN THOUSANDS, EXCEPT
                                                                                   PER SHARE DATA)
Denominator:
Denominator for basic net (loss) income per share--weighted
Average common shares outstanding........................................     19,918     19,334     18,458
Effect of dilutive securities--
Stock options and warrants(1)............................................         --         --      2,652
                                                                           ---------  ---------  ---------
Denominator for diluted earnings per share--.............................     19,918     19,334     21,110
Net (loss) income........................................................  $  (1,358) $ (14,177) $   7,249
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------
Net (loss) income per share--basic.......................................  $   (0.07) $   (0.73) $    0.39
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------
Net (loss) income per share--diluted.....................................  $   (0.07) $   (0.73) $    0.34
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

------------------------

(1) Excluded as anti-dilutive in loss periods

                              FORTE SOFTWARE, INC.

7. PROFIT SHARING PLAN

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

8. SEGMENT AND GEOGRAPHICAL INFORMATION

    The Company has adopted SFAS 131 effective March 31, 1999. The new rules established revised standards for public companies relating to the reporting of financial information about operating segments.

SEGMENT INFORMATION

    The Company has identified two reportable operating segments based upon the provisions of SFAS 131, license fees and services. License fees are derived from sales of the Company's software products. Service fees include consulting, training and support.

    The Company's Chief Operating Decision Maker ("CODM"), who is the President and Chief Executive Officer, evaluates performance based on segment revenue. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company does not report the segment results below revenue, therefore, operating costs and expenses, interest income, interest expense and other, net and the provision for income taxes are not broken out by segment. The Company does not account for or report to the CODM its assets or capital expenditures by segments.

    Based upon the above, the Company's statement of operations discloses the available financial information of its reportable segments in accordance with SFAS 131 for the years ended March 31, 1999, 1998 and 1997, respectively.

GEOGRAPHICAL INFORMATION

    The Company markets its products and services internationally through foreign subsidiaries in Europe, Australia and Canada, and other distributors and resellers located in the United States, Canada, Asia, Europe, South America, South Africa and Israel. Export sales through distributors, resellers and the domestic direct sales organization totaled $8,455,000, $11,417,000 and $9,911,000 for the years ended March 31, 1999, 1998 and 1997, respectively. Sales through the Company's foreign subsidiaries totaled $25,970,000, $20,997,000, and $12,967,000. for the years ended March 31, 1999, 1998 and 1997, respectively.

                              FORTE SOFTWARE, INC.

8. SEGMENT AND GEOGRAPHICAL INFORMATION (CONTINUED)
    The following table indicates revenue by region for the three fiscal years ended:

                                                             MARCH 31,
                                               -------------------------------------
                                                  1999         1998         1997
                                               -----------  -----------  -----------
Total Revenue
  United States..............................  $45,096,000  $38,914,000  $40,172,000
  International..............................   34,425,000   32,414,000   22,879,000
                                               -----------  -----------  -----------
  Total......................................  $79,521,000  $71,328,000  $63,051,000
                                               -----------  -----------  -----------
                                               -----------  -----------  -----------

9. COMMITMENTS

    The Company has entered into operating lease for office space with original terms ranging from twelve to forty-two months. The facility leases generally contain renewal options and provisions adjusting the lease payments based upon changes in operating costs of the building.

    Capital lease obligations represent the present value of future rental payments under various lease agreements for equipment. The Company has options to purchase the leased assets at the end of the lease terms for their fair market value.

    The future minimum lease payments under all noncancelable leases having initial terms longer than one year at March 31, 1999 are as follows (in thousands):

                                                                              CAPITAL     OPERATING
                                                                              LEASES       LEASES
                                                                            -----------  -----------
Years ending March 31:
2000......................................................................   $     101    $   4,333
2001......................................................................          --        1,662
2002......................................................................          --          375
2003......................................................................          --           33
                                                                                 -----   -----------
Total minimum lease payments..............................................         101    $   6,403
                                                                                         -----------
                                                                                         -----------
Less amount representing interest.........................................           5
                                                                                 -----
Present value of minimum lease payments...................................          96
Less current portion......................................................          96
                                                                                 -----
Capital lease obligations, due after one year.............................   $      --
                                                                                 -----
                                                                                 -----

    The Company subleased 60,800 square feet to a third-party. The sublease expires in June 2000. The Company is scheduled to receive $1,276,000 for the fiscal year ending March 31, 2000 and $319,000 for the fiscal year ending March 31, 2001.

    Rent expense for the years ended March 31, 1999, 1998 and 1997 was $4,393,000, $3,926,000 and $2,305,000, respectively.

                                                                      SCHEDULE I

                              FORTE SOFTWARE, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED MARCH 31, 1999, 1998 AND 1997
                   ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

                                                       BALANCE AT   ADDITIONS CHARGED
                                                      BEGINNING OF    TO COSTS AND     DEDUCTIONS   BALANCE AT END
YEAR ENDED MARCH 31,                                      YEAR          EXPENSES       WRITE-OFFS      OF YEAR
----------------------------------------------------  ------------  -----------------  -----------  --------------
1999................................................    1,151,000         183,000         281,000       1,053,000
1998................................................      941,000         846,000         636,000       1,151,000
1997................................................      531,000         494,000          84,000         941,000