Form 10-Q
period 1999-06-30
FORTE SOFTWARE INC \DE\
filed 1999-08-16
CIK 1006370

                                                                      FORTE

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q
(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended JUNE 30, 1999

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

                                                            Yes X   No
                                                               ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $0.01 par value                          20,544,074
     (Class of common stock)              (Shares outstanding at August 3, 1999)

FORTE SOFTWARE, INC.
FORM 10-Q QUARTERLY REPORT
QUARTER ENDED JUNE 30, 1999

Table of Contents

PART I           FINANCIAL INFORMATION

                                                                                                           Page
Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheet
                 At June 30, 1999 and March 31, 1999                                                         3

                 Condensed Consolidated Statement of Operations
                 For the Three Months Ended June 30, 1999 and 1998                                           4

                 Condensed Consolidated Statement of Cash Flow
                 For the Three Months Ended June 30, 1999 and 1998                                           5

                 Notes to Condensed Consolidated Financial Statements                                        6

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                        11


Part II          OTHER INFORMATION

Item 1.          Legal Proceedings                                                                          29

Item 6.          Exhibits and Reports on Form 8-K                                                           29

Signatures                                                                                                  30

PART 1.
ITEM 1.           FINANCIAL STATEMENTS

                              FORTE SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS; UNAUDITED)

                                                                                           -------------------------------------
                                                                                               June 30,           March 31,
                                                                                                 1999                1999
                                                                                           ------------------  -----------------
ASSETS
Current assets:
    Cash and cash equivalents                                                                       $ 14,568           $ 11,789
    Short-term investments                                                                             8,828             14,880
    Accounts receivable, net                                                                          27,823             23,231
    Prepaid expenses and other current assets                                                          4,266              3,115
                                                                                           ------------------  -----------------
Total current assets                                                                                  55,485             53,015

Equipment and leasehold improvements, net                                                              3,990              4,707
Other assets                                                                                           1,500              1,500
                                                                                           ------------------  -----------------
Total assets                                                                                        $ 60,975           $ 59,222
                                                                                           ==================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                                 $ 2,018            $ 1,959
    Accrued expenses and other liabilities                                                             9,203              8,989
    Deferred revenue                                                                                  12,111             10,337
                                                                                           ------------------  -----------------
Total current liabilities                                                                             23,332             21,285

Deferred revenue                                                                                          33                 66
Commitments

Stockholders' equity:
    Common stock                                                                                         204                203
    Additional paid-in capital                                                                        69,320             68,621
    Accumulated deficit                                                                              (31,508)           (31,021)
    Foreign currency translation adjustments                                                            (406)                68
                                                                                           ------------------  -----------------
Total stockholders' equity                                                                            37,610             37,871
                                                                                           ------------------  -----------------
Total liabilities and stockholders' equity                                                          $ 60,975           $ 59,222
                                                                                           ==================  =================

See accompanying notes to Condensed Consolidated Financial Statements.

                                FORTE SOFTWARE, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                                          Three months ended
                                                               June 30,
                                                   ----------------------------------
                                                        1999              1998
                                                   ---------------- -----------------
Revenue:
    License fees                                           $12,296          $  8,331
    Maintenance and services                                 9,857             9,825
                                                   ---------------- -----------------

  Total revenue                                             22,153            18,156
                                                   ---------------- -----------------

Cost of revenue:
    Cost of license fees                                       328               234
    Cost of maintenance and services                         5,486             4,934
                                                   ---------------- -----------------
  Total cost of revenue                                      5,814             5,168

    Gross profit                                            16,339            12,988

Operating expenses:
    Sales and marketing                                     11,061            10,029
    Product development and engineering                      4,192             4,145
    General and administrative                               1,663             1,417
                                                   ---------------- -----------------

  Total operating expenses                                  16,916            15,591
                                                   ---------------- -----------------
Operating loss                                                (577)           (2,603)

Interest income, net                                           235               385
                                                   ---------------- -----------------

Loss before income taxes                                      (342)           (2,218)

Provision for income taxes                                     145               128
                                                   ---------------- -----------------

Net loss                                                   $  (487)         $ (2,346)
                                                   ================ =================

Net loss per share---basic                                 $ (0.02)         $ (0.12)
                                                   ================ =================

Net loss per share---diluted                               $ (0.02)         $ (0.12)
                                                   ================ =================
Shares used in per share calculation
           Basic                                            20,342            19,686
                                                   ================ =================
           Diluted                                          20,342            19,686
                                                   ================ =================

See accompanying notes to Condensed Consolidated Financial Statements.

                              FORTE SOFTWARE, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                            (IN THOUSANDS; UNAUDITED)

                                                                                      Three Months Ended June 30,
                                                                                -----------------------------------------
                                                                                     1999                     1998
                                                                                ---------------         -----------------
OPERATING ACTIVITIES
Net loss                                                                               $ (487)                 $ (2,346)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                         1,021                     1,035
  Changes in operating assets and liabilities:
    Accounts receivable                                                                (4,731)                    3,064
    Prepaid expenses and other assets                                                    (851)                     (428)
    Accounts payable                                                                      (81)                     (377)
    Accrued expenses and other liabilities                                                288                    (1,767)
    Deferred revenue                                                                    1,601                    (1,689)
                                                                                ---------------         -----------------
Net cash used in operating activities                                                  (3,240)                   (2,508)
                                                                                ---------------         -----------------
INVESTING ACTIVITIES
Purchases of equipment and leasehold improvements                                        (304)                     (207)
Purchases of short-term investments                                                         -                    (6,836)
Maturities of short-term investments                                                    5,997                    13,390
Loan to officer                                                                          (300)                        -
                                                                                ---------------         -----------------
Net cash provided by investing activities                                               5,393                     6,347
                                                                                ---------------         -----------------

FINANCING ACTIVITIES
Reduction in capital lease obligations                                                    (74)                     (299)
Proceeds from issuance of common stock                                                    700                     1,081
                                                                                ---------------         -----------------
Net cash provided by financing activities                                                 626                       782
                                                                                ---------------         -----------------
Increase in cash and cash equivalents                                                   2,779                     4,621
Cash and cash equivalents at beginning of period                                       11,789                    13,358
                                                                                ---------------         -----------------
Cash and cash equivalents at end of period                                           $ 14,568                  $ 17,979
                                                                                ===============         =================

See accompanying notes to Condensed Consolidated Financial Statements.

                                FORTE SOFTWARE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flow for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The condensed consolidated statement of operations for the three month period ended June 30, 1999 is not necessarily indicative of the results that may be expected for entire fiscal year ending March 31, 2000. The March 31, 1999 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

                                               Three Months Ended
                                                    June 30,

                                              1999             1998
                                         ---------------- ---------------
                                             (in thousands, except per
                                                    share data)
Net loss                                       $   (487)     $   (2,346)
                                         ---------------- ---------------
Shares used in computing basic net
   loss per share                                20,342          19,686
Effect of diluted securities (If
   their inclusion would not be
   antidilutive)                                      -               -
                                         ---------------- ---------------
Shares used in computing diluted net
   loss per share                                20,342          19,686
                                         ================ ===============
Basic                                         $  (0.02)     $     (0.12)
                                         ================ ===============
Diluted                                       $  (0.02)     $     (0.12)
                                         ================ ===============

                              FORTE SOFTWARE, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 (UNAUDITED)

NOTE 3. SHORT-TERM INVESTMENTS

         As of June 30, 1999, all short-term investments were classified as available-for-sale securities pursuant to the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are stated at estimated fair market value. Differences between the estimated fair market value and cost were not material.

         The following is a summary of the Company's investments and a reconciliation of the Company's investments to the condensed consolidated balance sheet at June 30, 1999 (in thousands).

                                              Estimated
                                                 Fair
                                                Value
                                            ---------------
Commercial Paper                                   $ 6,373
Treasury Notes                                         557
Medium Term Notes                                    5,859
Market Auction Preferreds                            2,305
Corporate Notes                                      2,412
Money Market Funds                                      17
                                            ---------------
Total investments                                  $17,523
                                            ===============
                                              Estimated
                                                 Fair
                                                Value
                                            ---------------
Cash equivalents                                   $ 8,695
Short-term investments                               8,828
                                            ---------------

Total investments                                   17,523

Cash                                                 5,873
                                            ---------------
Total cash, cash equivalents and
  short-term investments                           $23,396
                                            ===============

                              FORTE SOFTWARE, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  (UNAUDITED)

NOTE 4. LOAN TO OFFICER

      In April 1999, an additional $0.3 million was loaned to one of the Company's executive officers against an existing promissory note to bring the total amount due the Company at June 30, 1999 to $1.0 million, including accrued interest. This full-recourse promissory note is collateralized at 140 percent of the loan value in shares of the Company's common stock owned by this individual, and is due and payable to the Company in August 2000. Amounts outstanding accrue interest at an interest rate of seven and one-half percent per annum. Notes receivable and related interest are classified in other assets in the Company's condensed consolidated balance sheet.

NOTE 5. REVENUE RECOGNITION

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

         In December 1998, SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," was issued. SOP 98-9 amends paragraphs 11 and 12 of SOP 97-2 to require recognition of revenue using the "residual method" when (1) there is evidence of "vendor specific objective evidence" ("VSOE") of fair value for all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements in the arrangement and (3) all revenue recognition criteria in SOP 97-2 other than the requirement for VSOE of the fair value of each delivered element of the arrangement are satisfied. Under the residual method,
(1) the fair market value is applied to all the undelivered items based on their previously determined VSOE of fair values and is deferred until earned based on other sections of SOP 97-2, and (2) the difference between the total contract value and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The provisions of SOP 98-9 are being applied to all transactions in the Company's current fiscal year ending March 31, 2000.

NOTE 6. COMPREHENSIVE INCOME (LOSS)

         Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 requires certain revenues, expenses, gains or losses that, prior to adoption, were reported separately in stockholders' equity and excluded from net income (loss) to be included in other comprehensive income (loss). The Company's components of comprehensive income (loss) consist of net income (loss), foreign currency translation adjustments and unrealized gains and losses on short-term investments. The Company has evaluated the impact on the consolidated financial statements and has determined the impact to be immaterial to total revenue for the quarters ended June 30, 1999 and June 30, 1998, respectively.

NOTE 7. SEGMENT AND GEOGRAPHICAL INFORMATION

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

         Based upon the above, the Company's statement of operations discloses the available financial information of its reportable segments in accordance with SFAS 131 for the quarters ended June 30, 1999 and 1998, respectively.

GEOGRAPHICAL INFORMATION

         The Company markets its products and services internationally through foreign subsidiaries in Europe, Australia and Canada, and other distributors and resellers located in the United States, Canada, Asia, Europe, South America, South Africa and Israel. Export sales through distributors, resellers and the domestic direct sales organization totaled $586,000 and $2,630,000 for the quarters ended June 30, 1999 and 1998, respectively. Sales through the Company's foreign subsidiaries totaled $6,190,000 and $6,890,000 for the quarters ended June 30, 1999 and 1998, respectively.

The following table indicates revenue by region for the quarters ended June 30, 1999 and 1998:

                                                                        JUNE 30,
                                                               1999                1998
                                                               ----                ----
Total Revenue
  United States.......................................        $15,377,000          $8,636,000
  International.......................................          6,776,000           9,520,000
                                                          ----------------    ----------------
  Total...............................................        $22,153,000         $18,156,000
                                                          ================    ================


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

         The following table sets forth certain unaudited condensed consolidated statement of operations data as a percentage of total revenue for the three months ended June 30, 1999 and 1998, respectively.

                                                    Three months ended June 30,
                                                        1999              1998
                                                 ----------------  -----------------
Revenue:
  License fees                                              55.5%              45.9%
  Maintenance and services                                  44.5               54.1
                                                 ----------------  -----------------
    Total revenue                                          100.0              100.0
                                                 ================  =================

Cost of revenue:
  Cost of license fees                                       1.5                1.3
  Cost of maintenance and services                          24.8               27.2
                                                 ----------------  -----------------
    Total cost of revenue                                   26.3               28.5
                                                 ----------------  -----------------

Gross profit                                                73.7               71.5

Operating expenses:
  Sales and marketing                                       49.9               55.2
  Product development and engineering                       18.9               22.8
  General and administrative                                 7.5                7.8
                                                 ----------------  -----------------
    Total operating expenses                                76.3               85.8
                                                 ----------------  -----------------

Operating loss                                              (2.6)             (14.3)

Interest income, net                                         1.1                2.1
                                                 ----------------  -----------------
Loss before income taxes                                    (1.5)             (12.2)

Provision for income taxes                                   0.7                0.7
                                                 ----------------  -----------------
Net loss                                                    (2.2)%            (12.9)%
                                                 ================  =================

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

         The Company's total revenue increased 22 percent to $22.2 million for the quarter ended June 30, 1999 from $18.2 million for the same prior year quarter. International revenue decreased by 29 percent to $6.8 million for the quarter ended June 30, 1999, as compared to $9.5 million for the same quarter in the prior year. The international revenue decrease was primarily due to softness of software license revenue in Europe and additionally due to lower revenue generated in Canada. Further, international revenue contributed 31 percent of total revenue for the quarter ended June 30, 1999, as compared to 52 percent of total revenue in the same prior year quarter. United States revenue increased by 78 percent to $15.4 million for the quarter ended June 30, 1999 from $8.6 million in the same prior year quarter. Significant growth in software license revenue, as well as in domestic maintenance and services revenue contributed to the increase.

         LICENSE FEES REVENUE. The Company's license fees revenue increased 48 percent to $12.3 million for the quarter ended June 30, 1999 from $8.3 million for the same quarter in the prior year. The growth in license fees revenue was primarily the result of sales of the Company's enterprise application integration ("EAI") products.

         MAINTENANCE AND SERVICES REVENUE. The Company's services revenue increased less than 1 percent to $9.9 million for the quarter ended June 30, 1999 from $9.8 million for the same quarter in the prior year. The increase in total maintenance and services revenue was primarily a result of the growing installed base in the Company's software products and the associated increase in demand for maintenance, training and consulting services, partially offset by the redirection of consulting resources in the U.S. away from revenue generating activity to developing adapters for the integration marketplace. Services revenue as a percentage of total revenue may vary between periods as a result of changes in demand for the Company's services and changes in the rate of growth of license fees revenue.

         INTERNATIONAL REVENUE. International revenue includes all revenue other than from the United States. International revenue includes sales from the Company's direct sales organizations in Europe, Canada and Australia and export sales through distributors and resellers in Europe, Asia and other areas of the world. Direct sales through the Company's European, Canadian and Australian subsidiaries totaled $6.2 million for the quarter ended June 30, 1999, as compared to $6.9 million for the same quarter in the prior year. The table below sets forth the Company's export sales data from the United States for the quarters ended June 30, 1999 and 1998.

                             ---------------------------------------
                                         (in thousands)
                                  Three months ended June 30,
                             ---------------------------------------
                                    1999                1998
                                    ----                ----
Total export revenue                $  586             $2,630
Total direct revenue                 6,190              6,890
                                     -----              -----
Total International                 $6,776             $9,520
                             ---------------------------------------

         The decrease in international revenue for the quarter ended June 30, 1999, as compared to the same quarter in the prior year, is primarily the result of softness of license fees revenue in Europe, as well as lower revenue in Asia and Canada. The economic crises in Asia has not had a material impact on the Company's revenue. Revenue from Asian markets was less then 5 percent of total revenue for each of the periods presented. The Company expects that international license and related maintenance and services revenue will continue to account for a significant portion of its total revenue in the future. The Company believes that in order to increase sales opportunities and market share, it will be required to continue to selectively expand its international sales organization. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Forte and related products. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially and adversely affected.

COST OF REVENUE

         COST OF LICENSE FEES REVENUE. Cost of license fees revenue consists primarily of royalties paid to third-party vendors, product packaging, documentation and production. Cost of license fees revenue was $328,000 for the quarter ended June 30, 1999, as compared to $234,000 for the same quarter in the prior year. The increase, as compared to the same quarter in the prior year, was primarily due to royalties paid to third party vendors. Additionally, cost of license fees revenue varies as a percentage of license fees revenue because costs of media production and product packaging have not been material and have been expensed as incurred. Such costs are dependent on the number of new releases in a given quarter.

         COST OF MAINTENANCE AND SERVICES REVENUE. Cost of maintenance and services revenue consists primarily of personnel-related and facilities costs incurred in providing customer support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of maintenance and services revenue was $5.5 million for the quarter ended June 30, 1999, as compared to $4.9 million for the same quarter in the prior year. Cost of maintenance and services revenue represented 56 percent and 50 percent of maintenance and services revenue, respectively, for the comparative quarters. The cost of services as a percentage of services revenue may vary between periods due to the mix of services provided by the Company and the extent to which external contractors are used to provide those services.

OPERATING EXPENSES

         SALES AND MARKETING. Sales and marketing expense consists primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment, promotional expenses and advertising. Sales and marketing expense increased to $11.1 million for the quarter ended June 30, 1999 from $10.0 million for the same quarter in the prior year. This increase was primarily the result of severance expenses incurred on behalf of the Company's worldwide sales organization in order to achieve greater productivity, and was additionally the result of increased expenses incurred to promote the Company's EAI products and soon to be released Java products. Sales and marketing expense represented 50 percent of total revenue for the quarter ended June 30, 1999, as compared to 55 percent of total revenue for the same quarter in the prior year. The Company anticipates continuing to control the increase to expense primarily through limiting the increase in headcount.

         PRODUCT DEVELOPMENT. Product development expense consists primarily of salaries and other personnel-related expense, and depreciation of development equipment. The Company believes that a significant level of investment for product development is required to remain competitive. Product development expense amounted to $4.2 million for the quarter ended June 30, 1999, as compared to $4.1 million for the same quarter in the prior year. Product development expense represented 19 percent of total revenue for the quarter ended June 30, 1999, as compared to 23 percent for the same quarter in the prior year. The decrease in the percentage of product development expense to total revenue for the quarter ended June 30, 1999, as compared to the same quarter in the prior year, was primarily due to an increase in total revenue. The Company anticipates that it will continue to devote substantial resources to product development activities. All costs incurred in the research and development of software products, and enhancements to existing software products have been expensed as incurred.

          GENERAL AND ADMINISTRATIVE. General and administrative expense consists of costs for the Company's human resources, finance, information technology and general management functions. General and administrative expense increased to $1.7 million for the quarter ended June 30, 1999, from $1.4 million for the same quarter in the prior year. General and administrative expense represented 8 percent of total revenue for each of the quarters ended June 30, 1999 and June 30, 1998, respectively. The increase in general and administrative expense from prior year was primarily attributable to an increase in the allowance for uncollectible accounts and other administrative costs. The Company believes that its general and administrative expense will increase in dollar amount in the future as a result of the expansion of the Company's administrative staff to support its growing operations.

         PROVISION FOR INCOME TAXES. There was no material provision for federal or state income taxes for the quarters ended June 30, 1999 and June 30, 1998, respectively, as the Company incurred net operating losses, and there can be no assurance that the Company will realize the benefit of the net operating loss carryforwards. The Company's provision for income taxes in fiscal 2000 primarily represents foreign income tax withholdings on certain license fees paid to the Company by foreign licensees.

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

         The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. At present, the Company has completed its assessment of all systems that could be significantly affected by the Year 2000, including the Company's products, its internal Information Technology, supplier and service provider compliance and operating equipment with embedded chips or software (e.g. laptop computers). The Company has also completed the remediation phase and is currently in the testing and implementation phases of the process. The Company has prepared a method of providing 100 percent field access and Year 2000 upgrade to all of its global desktop computer systems which is now in the testing phase. Business applications are now 100 percent compliant and are using Year 2000 dates. Communications systems (i.e. Web, firewall, networks, telephone and voice mail) are now 100 percent compliant with the latest software upgrades. A Year 2000 lab has been implemented, including an IBM OS390 machine, UNIX, NT and Windows technologies, and is in dedicated use for the remainder of calendar year 1999. Engineering support technology is being approached in a staged Year 2000 implementation allowing for upgrade of development platforms in coordination with, and without interruption of, new product development. Year 2000 implementation of Engineering support platforms is currently on schedule with full implementation expected by the end of October 1999. The Company has established a Year 2000 Issue Team which is representative across operating departments and is coordinating the completion of Year 2000 implementation (via a Year 2000 laboratory used for testing key environments) and testing across all platforms. Periodic follow-up meetings are held whereby the current status is updated and documented, and assignments are prescribed for the following week.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations and investments in equipment and leasehold improvements through an initial public offering of common stock on March 11, 1996 with net proceeds of $34.3 million. The Company used cash of $3.2 million in operating activities for the quarter ended June 30, 1999, as compared to cash used in operating activities of $2.5 million for the same prior year quarter. The net cash used in operating activities during the quarter ended June 30, 1999 resulted primarily from the net loss for the period, increases in accounts receivable, and prepaid expenses and other assets, partially offset by increases in deferred revenue, and accrued expenses and other liabilities.

         The Company's investing activities consisted primarily of the maturities of interest-bearing securities representing a shift from short-term investments to cash equivalents, as well as purchases of property and equipment and an additional loan extension to an executive officer. Capital expenditures were $0.3 million for the three months ended June 30, 1999, as compared to $0.2 million for the same prior year period. Capital expenditures consisted of purchases of computer equipment and office furniture. At June 30, 1999, the Company did not have any material commitments for capital expenditures.

         At June 30, 1999, the Company had $23.4 million in cash, cash equivalents, and short-term investments and $32.2 million in working capital. The Company believes that its existing cash, cash equivalents, and short-term investments will be adequate to meet its cash needs for at least the next 12 months. The Company, however, may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive. Further, the Company believes that, in the remainder of calendar year 1999, some of its current and potential customers may reduce or suspend a significant amount of their development, deployment and integration projects in favor of an intense focus and increased efforts on their Year 2000 Issue compliance projects. This would have a material adverse effect on the Company's business, financial performance and cash resources.

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

         LIMITED OPERATING HISTORY; HISTORY OF OPERATING LOSSES. The Company was founded in February 1991 and first shipped product in August 1994. After achieving profitability from December 1995 through March 31, 1997, the Company incurred net losses for each subsequent quarter through the quarter ended June 30, 1998. The Company has reported a modest profit for each of the three quarters ended September 30, 1998, December 31, 1998 and March 31, 1999, respectively, but has again incurred a net loss in the quarter ended June 30, 1999. At June 30, 1999, the Company had an accumulated deficit of $31.5 million. A substantial portion of the accumulated deficit is due to the deployment of significant resources to the Company's product development, sales and marketing organizations. The Company expects to continue to devote substantial resources in these areas and as a result will need to significantly increase revenue to return to profitability. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be profitable in any future quarter or period.

         POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; UNCERTAINTY OF FUTURE OPERATING RESULTS; SEASONALITY. The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, depending on factors such as the size and timing of significant orders and their fulfillment, demand for the Company's products, changes in pricing policies by the Company or its competitors, the number, timing and significance of product enhancements and new product announcements by the Company and its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis, the rate of adoption and use of the Company's products by third-party system integrators and value added resellers, changes in the level of operating expenses, changes in the Company's sales incentive plans, budgeting cycles of its customers, customer order deferrals due to intervening information technology projects of a higher priority such as, the Year 2000 Issue, or in anticipation of enhancements or new products offered by the Company or its competitors or other causes, the cancellation of licenses during the warranty period or non-renewal of maintenance agreements, product life cycles, software bugs and other product quality problems, personnel changes, changes in the Company's strategy, the level of international expansion, seasonal trends, and general domestic and international economic and political conditions, among others. A significant portion of the Company's total revenue has been, and the Company believes will continue to be, derived from a limited number of orders placed by large organizations, and the timing of such orders and their fulfillment has caused and could continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. In addition, competition for sales personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate and retain highly qualified sales personnel in the future. The timing of the Company's hiring of new sales personnel and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results. Due to the foregoing factors, quarterly revenue and operating results are difficult to forecast. Revenue is also difficult to forecast because the market for distributed enterprise application integration and development software products is rapidly evolving, and the Company's sales cycle, from initial evaluation to purchase and the provision of support services, is lengthy and varies substantially from customer to customer. Product orders are typically shipped shortly after receipt of the order, and consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's total revenue. As a result, license fees revenue in any quarter is substantially dependent on orders booked and shipped in that quarter. Due to all of the foregoing, revenue for any future quarter is not predictable with any significant degree of accuracy. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. The prior revenue growth experienced by the Company should not be considered indicative of future revenue growth, if any, or of future operating results. Failure by the Company, for any reason, to increase total revenue would have a material adverse effect on the Company's business, operating results and financial condition.

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

         The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. At present, the Company has completed its assessment of all systems that could be significantly affected by the Year 2000, including the

Company's products, its internal Information Technology, supplier and service provider compliance and operating equipment with embedded chips or software (e.g. laptop computers). The Company has also completed the remediation phase and is currently in the testing and implementation phases of the process. The Company has prepared a method of providing 100 percent field access and Year 2000 upgrade to all of its global desktop computer systems which is now in the testing phase. Business applications are now 100 percent compliant and are using Year 2000 dates. Communications systems (i.e. Web, firewall, networks, telephone and voice mail) are now 100 percent compliant with the latest software upgrades. A Year 2000 lab has been implemented, including an IBM OS390 machine, UNIX, NT and Windows technologies, and is in dedicated use for the remainder of calendar year 1999. Engineering support technology is being approached in a staged Year 2000 implementation allowing for upgrade of development platforms in coordination with, and without interruption of, new product development. Year 2000 implementation of Engineering support platforms is currently on schedule with full implementation expected by the end of October 1999. The Company has established a Year 2000 Issue Team which is representative across operating departments and is coordinating the completion of Year 2000 implementation (via a Year 2000 laboratory used for testing key environments) and testing across all platforms. Periodic follow-up meetings are held whereby the current status is updated and documented, and assignments are prescribed for the following week.

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

         PRODUCT CONCENTRATION; IMPACT OF MARKET FACTORS. All of the Company's revenue has been attributable to sales of Forte and related products and services. The Company currently expects Forte and related products and services to account for all or substantially all of the Company's future revenue. As a result, factors adversely affecting the pricing of or demand for Forte and related products, such as competition or technological change, could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of Forte and related products. There can be no assurance that the Company will continue to be successful in marketing the Forte product, related products or other products. The Company's prior revenue growth should not be considered indicative of future revenue growth, as there can be no assurance that the market for Forte and related products, or the market for products used in the integration, development, deployment and management of distributed applications, will continue to grow. Recently, industry analysts and competitors have noted that market demand in the enterprise application development sector appears to be slowing, and predicted that the prior success achieved by that sector may not continue in future periods, due to a variety of factors including but not limited to (1) a diversion of customer resources from enterprise application development to the Year 2000 Issue and other higher priority information technology projects, (2) a general shortage of qualified programmers and a shift of available programming resources from corporate users to systems integrators, (3) market confusion caused by the complex and rapidly changing mix of alternative technologies for enterprise application development, and (4) the increased availability and popularity of packaged software applications. Additionally, recent instability in the economies and financial markets in the Asia-Pacific region, which had previously been regarded as a potentially strong source of revenue growth for enterprise software vendors, has introduced additional uncertainty concerning the sector. If the market for Forte and related products or enterprise application integration and development products used in enterprise computing fails to grow, or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially and adversely affected.

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

NEW ACCOUNTING STANDARDS. In December 1998, SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," was issued. SOP 98-9 amends paragraphs 11 and 12 of SOP 97-2 to require recognition of revenue using the "residual method" when (1) there is evidence of "vendor specific objective evidence" ("VSOE") of fair value for all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements in the arrangement and (3) all revenue recognition criteria in SOP 97-2 other than the requirement for VSOE of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, (1) the fair market value is applied to all the undelivered items based on their previously determined VSOE of fair values and is deferred until earned based on other sections of SOP 97-2, and (2) the difference between the total contract value and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The provisions of SOP 98-9 are being applied to all transactions in the Company's current fiscal year ending March 31, 2000.

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

         RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Revenue from foreign subsidiaries and export sales accounted for 31 percent and 52 percent of the Company's total revenue for the quarters ended June 30, 1999 and 1998, respectively. The Company currently has international sales offices located in Australia, Belgium, Canada, France, Germany, Holland, Switzerland, and the United Kingdom which have generated substantially all direct international revenue recognized by the Company to date. The Company believes that in order to increase sales opportunities and regain profitability, it will be required to continue to expand its international operations. The Company has committed, and continues to commit, significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Forte and related products. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially and adversely affected.

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

         PROPRIETARY RIGHTS, RISKS OF INFRINGEMENT AND SOURCE CODE RELEASE. The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has one issued United States patent that expires in 2012 and corresponding patent applications pending in Canada, Australia, Japan and several member countries within the European Patent Organization. There can be no assurance that the Company's patent will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. The Company has obtained registration of the FORTE trademark in seven countries and has trademark registration applications pending in numerous additional countries. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. The Company has entered into source code escrow agreements with a limited number of its customers and resellers requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. In addition, Compaq (formerly Digital Equipment Corporation) and Mitsubishi Corporation ("Mitsubishi") each currently possess copies of Forte source code for certain limited purposes, subject to the terms of separate written agreements each company has entered into with the Company. Compaq has an option to purchase a non-exclusive, fully-paid license of the Forte source code. Compaq's option becomes exercisable if the Company is acquired and the acquiror fails to agree to assume the

Company's contractual obligations to Compaq. The provision of source code may increase the likelihood of misappropriation by third parties.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.1     Financial data schedule.

         (b)      REPORTS ON FORM 8-K
                  No reports on Form 8-K have been filed during the quarter ended June 30, 1999.

SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oakland, State of California, on this 13th day of August, 1999.

                              FORTE SOFTWARE, INC.

                              By:



                              Bob L. Corey

                              SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER, SECRETARY AND DIRECTOR (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)